Form 10-K/A
period 1995-02-28
CHOICE DRUG SYSTEMS INC
filed 1995-06-28
CIK 792932

                                  FORM 10-K/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO
         _____.

                         COMMISSION FILE NUMBER 0-20606

                           CHOICE DRUG SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                                   11-2310352
               --------                                   ----------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         2930 WASHINGTON BOULEVARD,
            BALTIMORE, MARYLAND                              21230
- ----------------------------------------                   ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 646-7373

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                      WHICH REGISTERED
         -------------------                 -------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of May 22, 1995, was $36,102,657.

         On May 22, 1995, 9,735,810 shares of the registrant's $0.01 par value Common Stock was outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART  I

ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

         Choice Drug Systems, Inc. (together with its subsidiaries, the "Company" or the "Registrant"), a corporation organized in New York in 1973, is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals health maintenance organizations and medical surgical entities (each a "Health Care Facility" and collectively, the "Health Care Facilities"). The Company's long-term care and health maintenance organization customers are primarily located in New York, New Jersey, Maryland and Delaware, while the Company's hospital and correctional facility customers are located throughout the United States.

                        MATERIAL CORPORATE DEVELOPMENTS

         New Management. In connection with the Counsel Investment and the Premier Acquisition (each as defined below), the Company's management has been revised substantially to include four new directors, including a new Chairman and Vice Chairman, and a new Chief Executive Officer and a new Chief Financial Officer, all of whom have substantial experience in the health care industry.

         Prior to the arrival of new management, the Company had begun a disposal of certain non-core business lines and a restructuring of its remaining business in an effort to return the Company to profitability. The Company's new management has begun a broader and more substantial reorganization and restructuring of the Company that is expected to include consolidation of operations, elimination and reduction of various overhead expenses and divestiture of certain non-performing or under-performing assets.

         Counsel Investment. On December 22, 1994, Counsel Corporation, a Toronto, Ontario, Canada corporation ("Counsel"), purchased from the Company in a private placement transaction (the "Counsel Investment"), 2,000,000 shares of Company common stock at a price of $3.65 per share for an aggregate amount of $7,300,000, along with warrants for the purchase of an additional 1,800,000 shares exercisable at any time over a three year period. 1,000,000 warrants are exercisable at $4.50 per share and 800,000 are exercisable at $5.50 per share. The Company simultaneously granted Counsel certain demand and piggyback registration rights. In connection with the Counsel Investment, the Company increased the size of its Board of Directors from seven to eleven, filling the vacancies with four additional nominees designated by Counsel. The Company elected Allan C. Silber, Chairman of the Board and Chief Executive Officer of Counsel, as Co-Chairman of the Company, and Morris Perlis, a director of and consultant to Counsel, as the interim Chief Executive

Officer of the Company. In conjunction with the Premier Acquisition (as defined below), Mr. Silber and Mr. Perlis became Chairman and Vice Chairman of the Company, respectively.

         Recent Acquisition. On May 22, 1995, the Company acquired PremierPharmacy, Inc. ("Premier"), another institutional pharmacy, for a purchase price of $4.25 million (the "Premier Acquisition"). Premier's operations generate annualized revenues of approximately $30 million, primarily from pharmacy services provided to long-term care facilities and hospitals. In connection with such transaction, Dirk Allison, Chief Executive Officer of Premier, and Don Thompson, Chief Financial Officer of Premier, have been elected as Chief Executive Officer and Chief Financial Officer of the Company, respectively.

         Credit Facility. On May 22, 1995, the Company entered into a three-year revolving line of credit (the "Line of Credit") in the amount of $10,000,000 from CreditAnstalt Corporate Finance, Inc. ("CreditAnstalt"). The initial borrowings under the Line of Credit were used in conjunction with funds from the Private Placement (as defined below) to pay off the Company's prior bank indebtedness, pay off Premier's prior bank indebtedness, fund the Premier Acquisition and retire certain other trade debts. The Line of Credit currently bears interest at prime rate plus .5%. In connection with the Line of Credit, the Company paid a facility fee to CreditAnstalt in the amount of $50,000. The Line of Credit is secured by substantially all the assets of the Company. The Letter of Credit replaces a $6,000,000 credit facility at prime rate plus 1.5%.

         Private Placement. On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of Common Stock, a three-year warrant to acquire 0.5 share of Common Stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 share of Common Stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the Common Stock included in the Units and the Common Stock underlying the related warrants. The offering
of Units raised $5,840,000 at a price of $3.65 per Unit.   Counsel acquired
596,362 Units, representing approximately 37.3% of the Units sold. Counsel's acquisition of Units increased its beneficial ownership of the Company's Common
Stock from approximately 38.4% to 40.9%.   In addition, Curt Johnson, who is
employed by Counsel to serve as in-house legal counsel and who provides legal services to the Company pursuant to an agreement between the Company and Counsel, acquired 27,400 Units, representing approximately 1.7% of the Units sold. J.E. Duffy, a consultant to the Company who also provides consulting services to affiliates of Counsel, acquired 6,850 Units, representing less than 1.0% of the Units sold.

         Certain directors and executive officers of the Company also participated in the Private Placement as noted in the table below:



                                               Number of Units              % of
                  Participant                     Acquired                  Units
                  -----------                     --------                  -----
         Joseph F. Furlong III(1)                  30,000                   1.88%

         John Haronian                             50,000                   3.13

         Morris A. Perlis(1)                       50,000                   3.13

         Allan C. Silber1                          50,000                   3.13

         Edward Sonshine, Q.C.(1)                  30,000                   1.88

         R. Dirk Allison                           30,340                   1.90

         Don H. Thompson                            8,220                     *

         Carl A. Pannuti                           13,700                     *

         Joe McLelland                              2,740                     *

         Individuals cited above as a             265,000                  16.56
         group (9) persons

_________

* Indicates less than 1%

(1) Affiliated with Counsel. See "Item 10. Directors and Executive Officers of the Registrant," which provides details as to nature of each person's affiliation with Counsel, including affiliations pertaining to beneficial ownership in the Company's securities.

         The securities sold in the Private Placement are unregistered and are thus subject to typical restrictions on resale or transfer. In connection with the Private Placement, Counsel agreed to abandon the demand and piggyback registration rights granted by the Company in December 1994. Investors in the Private Placement, including Counsel, are, however, entitled to demand and piggyback registration rights comparable to those abandoned by Counsel.

         The terms of the Private Placement were approved by an independent committee of the Board of Directors. In addition, the Board of Directors received an opinion from an independent investment banking firm to the effect that the transaction was fair from a financial point of view to the Company's shareholders.

         NASDAQ Listing Criteria. As a result of its past financial performance and the Premier Acquisition, the Company does not comply with current NASDAQ listing criteria for tangible net worth. Additional steps will be required to comply with applicable NASDAQ listing criteria, including raising approximately $6.0 million in additional capital (beyond the $5,840,000 of proceeds discussed above).

         Settlement of Litigation. On November 10, 1994, the Company entered into an agreement with the United States settling an investigation conducted by the U. S. Attorney for the Eastern District of Pennsylvania into claims for reimbursement under the Medicare program made by certain of the Company's subsidiaries.

         Under terms of the settlement the Company, without admitting any liability, has agreed to repay, over a six-year period, $3.4 million to the government. $100,000 was paid upon the execution of the document on November 10, 1994, $400,000 was paid on December 31, 1994 and $2.9 million plus interest at an annual rate of 7.75% will be paid in quarterly installments over a six-year period ending January 1, 2001. To date one such quarterly installment has been paid, leaving a balance of approximately $2.78 million at May 22, 1995.

         The settlement agreement also requires that the Company not allow any person convicted in any local, state or federal court of any felony involving health care matters to serve as an officer or director of the Company or any of its subsidiaries. In addition, if on or before December 31, 1997, the Company sells or transfers a significant portion of its assets or if it undergoes a significant change in the nature of its business, but not limited to a merger or acquisition, the Company would be required to make all payments until December 31, 1998, at which time all outstanding and unpaid principal ($966,664) shall be immediately due and payable. The Company also would be required to notify the United States Attorney's office for the Eastern District of Pennsylvania 30 days before the expected closing of any such transaction. Although the Company notified such office of the Premier Acquisition prior to its consummation, such transaction did not trigger the acceleration provision.

         On June 1, 1993, a class action lawsuit was filed against the Company and three of its former officers, alleging violations of certain securities laws (the "Class Action Suit"). The complaint does not identify any specific amount of damages allegedly suffered. The parties have tentatively agreed to settle the Class Action Suit for $600,000 in common stock to be issued by the Company and $650,000 in cash to be paid by the Company's directors and officer's liability insurance carrier. Such settlement is subject to court approval and final settlement documentation. The Company's portion of the proposed settlement, $600,000 in common stock is included in "Costs in connection with litigation" in the consolidated financial statements for the year ended February 28, 1995.

         Extension of Expiration Date of Redeemable Warrants and Related Potential Issuance of Class B Warrants. In May 1994, the Company extended the expiration date of certain redeemable warrants issued by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity, Capital Resources and Cash Flow."


                                  THE BUSINESS

         The Company's primary business consists of supplying prescription drugs to institutional customers. The Company typically dispenses prescription drugs to health care facilities utilizing unit dose packaging, whereby the Company individually packages drugs to meet each patient's needs for a day or for some multi-day period. Each drug is then dispensed by either individually sealing the required dose or sealing such dose in an individual cavity within a blister package. The Company can customize the timing and packaging of its delivery system to meet specific client needs.

         The Company utilizes a simplified order processing system which enables a health care facility to order pharmaceuticals using pre-printed forms and generally to take delivery of such orders within 24 hours. The order entry form is custom-printed and contains computer generated information relating to the currently prescribed drug regimen for each patient, certain vital statistics about the patient and a check-off list for the physician to use to request special diets, laboratory tests and therapy consultations. The treating physician at a health care facility reviews the drug regimen on the printed form for accuracy and completeness with respect to each patient, making changes as necessary.

         Once delivered to the Company, the order entry forms are entered into a computer system, and the data is used to fill prescriptions and print prescription labels containing information about the patient, the drug ordered and the regimen prescribed by the physician.

         Suppliers. The Company purchases substantially all of its pharmaceutical inventories from wholesalers and manufacturers. In connection therewith, the Company has entered into a primary wholesaler agreement with a supplier (the "Supplier") pursuant to which the Company receives twice-daily deliveries of ordered inventory from the Supplier. The Company also has in place secondary wholesale agreements to further minimize the number of its channels of distribution while maximizing inventory quality and cost savings to the Company. Because of readily available alternatives, the Company is not dependent on any one supplier.

         The Company has historically maintained between 50 and 60 days of pharmaceutical inventory on hand. The Company is taking steps to reduce this inventory level through improved supplier arrangements, improved purchasing and dispensing systems and additional internal controls.

         Customers. The primary customers of the Company are long-term care facilities, correctional facilities, hospitals, health maintenance organizations and medical/surgical entities. The Company is not dependent on any one customer. The table below sets forth the percentage of revenues from continuing operations derived from each payor source for the years presented:


                                                   Year Ended February 28,
                                                   -----------------------
Payor Source                               1995             1994             1993
- ------------                               ----             ----             ----
Long-Term Care Facilities                  41.4%            37.2%            32.9%
Correctional Facilities                    21.1%            16.2%            15.4%
Hospitals                                   6.8%             4.8%             5.4%
Health Maintenance Organizations           17.8%            18.7%            23.6%
Medical/Surgical                           12.9%            23.1%            22.7%


         Competition.   The industry in which the Company operates is highly
competitive. Among the Company's competitors are companies which have substantially greater capital, marketing and other resources than those available to the Company. The Company experiences competition from national, regional, and local providers of similar services. The Company's strategy is to create a competitive advantage by developing market dominance as the low cost, high quality provider. The Company has experienced gross margin pressure in its markets as the health care market continues to develop lower cost alternatives. The Company believes that its strategy of consolidation and systems development will allow it to compete effectively in this environment.

         Regulation. As with all health care businesses, the Company is subject to extensive federal, state and local regulation. The Company's pharmacy operations are regulated by federal and state laws governing the distribution, sale, repackaging and dispensing of drugs and devices, and certain of the Company's employees are subject to state laws and regulations governing the professional practice of pharmacy.

         As a provider of goods and services under the Medicare and Medicaid programs, the Company is subject to all laws, rules and regulations concerning the requirements for participation in these programs, including quality assurance standards, "anti-kickback" legislation, and other statutes and regulations designed to prevent fraud and abuse.

         Failure to abide by applicable laws governing its business could subject the Company to civil monetary penalties, exclusion from the Medicare and Medicaid programs, criminal penalties and cancellation of licenses and permits; such adverse action could have a material adverse affect on the Company.

         Health care is an area of extensive and dynamic regulatory change. Changes in laws or regulations, or new interpretations of existing laws or regulations, could have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement by government and third-party payors. There can be no assurance that new regulations which could adversely affect the Company's business will not be imposed by federal, state or local governments, or that changing conditions will not affect the Company's ability to comply with regulations in the markets in which it wishes to commence, or presently conducts, business.

         Employees. As of May 22, 1995, the Company had approximately 448 full-time employees and approximately 153 part-time employees. Of the Company's full-time employees, 122 are licensed pharmacists. Management believes the Company's relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

         The following table sets forth, with respect to properties leased (none are owned) by the Company at February 28, 1995, the location of the property, the amount of square feet of the property, the year in which the lease expires and the use which the Company makes of such facilities:

                                                 Square Feet               Expiration
                 Address                         (approximate)              of Lease                    Use
                 -------                        --------------              --------                    ---
   2930 Washington Boulevard                        63,000             June 2002            Executive Offices, Sales,
   Baltimore, Maryland                                                                      Warehouse and
                                                                                            Distribution Center

   414 Alfred Avenue                                23,487             October 1997         Sales, Warehouse and
   Teaneck, New Jersey                                                                      Distribution Center

   457 Doughty Boulevard                           11,000              October 1996         Sales, Warehouse and
   Inwood, New York                      (pursuant to the lease, an                         Distribution Center
                                         additional 4,000 square
                                         feet may also be leased by
                                         the Company)

   310 Turner Way                                   1,500              March 1997           Sales, Warehouse and
   Aston Township, Pennsylvania                                                             Distribution Center

   2415 North Kingshighway Blvd                     1,400              Month-to-Month       Distribution Center
   St. Louis, Missouri                                                 Tenancy

   419 W. Redwood Street                            2,179              December 1995        Ambulatory Pharmacy
   Baltimore, MD  21201

   301 St. Paul Place                               1,490              January 1997         Ambulatory Pharmacy
   Baltimore, MD  21201

   3702 W. Truman Blvd.                             3,000              Renews annually      DOC Pharmacy
   Jefferson City, MO  65109                                           with pharmacy
                                                                       contract

                                                 Square Feet               Expiration
         Address                                 (approximate)              of Lease                Use
         -------                                --------------              --------                ---
   700 Washington Blvd.                              198               May 1995             Ambulatory Pharmacy
   Baltimore, MD  21230

   2401 W. Belvedere Ave.                           1,200              December, 1998       Ambulatory Pharmacy
   Baltimore, MD  21215

         The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

         During February 1993, the Company was notified that an administering agency retroactively eliminated a reimbursement program for certain products sold by the Company and other providers. The Company believes that the change, made without prior notice, did not comply with the regulations covering such a change. The Company has approximately $265,000 in net accounts receivable that have been rejected by the agency. However, the agency has referred these outstanding claims to another administering agency having different jurisdiction.

         In July of 1994 the Company and seven other similarly situated suppliers requested a fair hearing before a hearing officer at Blue Cross and Blue Shield of South Carolina, arguing that the suppliers' claims should be covered. By a decision dated November 30, 1994, the Hearing Officer upheld the original denials of the suppliers' claims. On January 26, 1995, the suppliers requested an in-person hearing before an Administrative Law Judge of the Social Security Administration, the next step in the Administrative Appeal Process. That request is still pending.

         Except for the above described proceedings, as of May 22, 1995, there were no material legal proceedings pending against the Company nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority. See "Item 1. Business - Material Corporate Developments - Settlement."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended February 28, 1995, no matters were submitted to a vote of the Company security holders.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Shares are traded on the NASDAQ National Market System (the "NASDAQ Stock Market") under the designation "DOSE." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

 Fiscal Year Ended February 28,                                                Bid Quotations
 ------------------------------                                                --------------
                                                                             High         Low
                                                                             ----         ---
 1994
 ----

       1st Quarter      ..............................................       4.250        2.500

       2nd Quarter      ..............................................       4.625        2.875

       3rd Quarter      ..............................................       3.500        2.375

       4th Quarter      ..............................................       4.000        2.500


 1995
 ----

        1st Quarter     ..............................................       3.375        2.250

        2nd Quarter     ..............................................       4.000        2.068

        3rd Quarter     ..............................................       5.250        2.625

        4th Quarter     ..............................................       4.313        3.375

         As of May 22, 1995, the number of record holders of the Company's shares was approximately 288, which does not include individual participants in security position listings. On May 22, 1995, the closing bid quotation for the Company's common stock was $4.50, as reported by the NASDAQ Stock Market.

         The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company's loan arrangements prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                           1995           1994           1993            1992           1991
                                           ----           ----           ----            ----           ----
                                                     (dollars in thousands, except per share data)
   Results of Operations
     Net Sales                         $ 43,507        $51,254        $39,555         $25,793        $24,851
     (Loss) income from continuing
       operations                       (10,781)          (521)        (1,351)          3,077          1,767
     Loss from operations of
       discontinued business segments      (135)          (340)          (241)            (37)          (139)
     Loss on disposal of
       discontinued business segment       (503)             -              -               -              -
     Net (loss) income                  (11,420)          (862)        (1,593)          1,580            850

                                           1995           1994           1993            1992           1991
                                           ----           ----           ----            ----           ----
   PER SHARE DATA
     Continuing operations                (1.67)         (0.08)         (0.22)           0.32           0.16
     Discontinued operations              (0.10)         (0.06)         (0.04)          (0.01)         (0.03)
     Extraordinary Item                     -               -              -              -             0.06
     Net income (loss)                    (1.77)         (0.14)         (0.26)           0.31           0.19

   SUMMARY OF BALANCE SHEETS

     Total Current Assets                11,758         15,617         17,654           8,970          7,647
     Total Assets                        19,212         24,360         26,717          11,453         10,716
     Total Current Liabilities            6,349         13,685         16,134           3,047          6,446
     Total Long-Term Liabilities          8,086          2,358          1,506             185          1,066
     Total Stockholders' Equity           4,777          8,316          9,077           8,220          3,205


        During fiscal 1991, the Company acquired certain assets from World Medical & Surgical Corp. During fiscal 1992, the Company sold certain assets of Sterling Health Systems, Inc.. During fiscal 1993, the Company acquired Choice Drug Systems of Maryland, Inc. (See Note 2 of Notes to Consolidated Financial Statements). "Fully Diluted Earnings Per Share" is not presented because the effects would not be material. The Company did not declare or pay any cash dividends during the five-year period ended February 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Fiscal Year Ended February 28, 1995 Compared to Fiscal Year Ended February 28, 1994

         Revenues. During fiscal 1995, the Company's net sales decreased 15.1% to $43,507,000 from $51,254,000 in the prior year. The decrease in revenues was primarily attributable to a decrease in Medicare Part B revenues as a result of the settlement with the US Attorney and a reduction in medical surgical supply revenues resulting from the discontinuation of certain product lines and the Company's poor cash flow. During the fiscal years ending February 28, 1995 and February 28, 1994, sales covered by governmental reimbursement programs were approximately $11,675,000 and $16,129,000, respectively. Thus, a decreasing portion of the Company's sales were covered by various state and federal reimbursement programs. Of these sales, the Medicare B portion declined to approximately $710,000 from approximately $4,950,000 in the prior fiscal year.

         Gross Profits. Cost of sales decreased by 13.1% to $28,185,000 from $32,441,000 for fiscal 1994. Gross profit margins decreased to 35.2% from 36.7% in the prior year. The percentage decrease in gross profit margins was primarily due to the loss of certain purchasing contracts during the period and diminished cash flow, which prevented the Company from taking advantage of payment discounts. Gross profit margins were not materially affected by price changes in products purchased during the period.

         The Company sells its pharmaceutical services at an amount based upon the average wholesale price of the drug, which is set by the drug manufacturer, plus a dispensing fee. In some jurisdictions in which the Company operates, the dispensing fee is regulated by certain governmental agencies. Therefore, the Company absorbs any inflationary costs until the allowable dispensing fee is increased by such governmental agencies. In addition, as the cost of a drug increases, the manufacturer generally increases its average wholesale price, which is normally passed on to the Company. The Company's pricing flexibility with respect to sales generated by other products is limited by competition.

         Selling and Administrative Expenses. Selling and administrative expenses for the period increased by 7.7% to $18,637,000 from $17,304,000 for fiscal 1994. This increase was primarily attributable to writeoffs of bad debts and increased outside professional fees throughout the period. As a percentage of net sales, selling and administrative expenses increased to 42.8% from 33.7% in fiscal 1994, primarily as a result of fixed expenses increasing on the lower sales recorded by the Company.

         Interest Expense. Net interest expense was $905,000 in fiscal 1995 compared to $670,000 in fiscal 1994, due to the increase in debt incurred to fund losses during fiscal 1995 and higher interest rates which were in effect during fiscal 1995.

         Other Items. In fiscal 1995, the Company had costs in connection with potential claims and litigation of $4,389,000 as compared to $463,000 in the prior fiscal year. These increases were primarily attributable to the settlement of the U.S. Attorney's investigation, the cost of a proxy contest and the Class Action Suit.

         Net Loss. Net loss increased to $11,420,000 from $862,000 in fiscal 1994. Contributing to the increase in the net loss was the decreased gross profit on the lower sales, the $4,389,000 in costs in connection with potential claims and litigation (See Note 10 to Consolidated Financial Statements), $2,069,000 in restructuring charges in connection with a corporate reorganization and consolidation, and $2,352,000 in bad debt expense for the year. The fiscal 1995 reported loss per share was $1.86 compared to a loss of $.14 per share in the prior year.

         Restructuring and Discontinued Operations. During February 1995, the Company began an extensive reorganization of its operations including the closure of certain unprofitable locations, the sale of non-core business lines, consolidation of corporate operations, and a restructuring of its executive, managerial and operating personnel. The financial statements of the Company have been adjusted to reflect certain reorganization costs and the discontinued operations. Prior year financial statements have also been adjusted to reflect the effect of the discontinued operations.

Fiscal Year Ended February 28, 1994 Compared to Fiscal Year Ended February 28, 1993.

         Revenues. During fiscal 1994, the Company's net sales increased 29.6% to $51,254,000 from $39,555,000, which was primarily attributable to the inclusion of sales of Choice Maryland from its acquisition on June 19, 1992. During the fiscal years ended February 28, 1994 and 1993, sales covered by governmental reimbursement programs were approximately $16,129,000 and $14,343,000, respectively. Thus, an increasing proportion of the Company's sales were covered by various state and federal reimbursement programs.

         Gross Profits. Cost of sales increased by 34.5% to $32,441,000 from $24,121,000 for fiscal 1993. Gross profit margins decreased to 36.7% from 39.0% in the prior year. The percentage decrease in gross profit margins was primarily due to the changing mix in the Company's sales, the inclusion of the Company's Choice Maryland subsidiary and the fact that some sales of this subsidiary were at lower gross profit margins than that of other subsidiaries of the Company.

         Selling and Administrative Expenses. Selling and administrative expenses for the period increased 16.7% to $17,304,000 from $14,828,000. This increase was attributable to the acquisition of Choice Maryland in fiscal 1994 as well as increased expenses in other areas, primarily legal expenses which increased to $463,000 from $83,000 in fiscal 1993 as a result of the contingencies referred to in Note 10 to the Consolidated Financial Statements. As a percentage of net sales, selling and administrative expenses decreased to 33.7% from 37.5% in fiscal 1993, primarily as a result of fixed expenses declining as a percentage of sales on the higher sales recorded.

         Interest Expense. Net interest expense was $670,000 in fiscal 1994 compared to $420,000 in fiscal 1993 due to the increase in debt, primarily incurred in connection with the Choice Maryland acquisition.

         Other Items. In this period the Company had costs in connection with potential claims and litigation of $463,000 as compared to $83,000 in the prior fiscal year, while amortization of intangibles decreased to $409,000 from $568,000 in the prior fiscal year, due to certain non-recurring payments relating to non-compete agreements partially offset by the inclusion of Choice Maryland for the entire fiscal year.

         Net Loss. Net loss decreased 45.9% to $862,000 from $1,593,000 in fiscal 1993, principally as a result of the increased gross profit on the higher sales reported together with the Company's ongoing cost reduction program and the tax benefit for the period. Contributing to the loss for the period was $463,000 in costs in connection with potential claims and litigation. (See Note 10 to Consolidated Financial Statements). The fiscal 1994 reported loss per share was $.14 compared to a loss of $.26 per share in the prior year.

Liquidity, Capital Resources and Cash Flow.

         The Company's net cash used in operations was $1,237,000 in fiscal 1995 compared to the $1,824,000 net cash provided by operations in fiscal 1994. In fiscal 1995, cash used by operations principally resulted from the Company's significant operating loss which was partially offset by certain major non-cash expenses such as the settlement of litigation, additions to the allowance for doubtful accounts, the increase in accrued restructuring charges, and the significant decrease in inventories.

         Net cash provided by investing activities for the period was $14,000 in fiscal 1995 compared to $51,000 provided by investing activities in fiscal 1994, primarily as a result of the proceeds from notes receivable which was offset by the net purchases of equipment and leasehold improvements.

         Net cash provided by financing activities was $1,327,000 in fiscal 1995 compared to $1,755,000 net cash used in financing activities in fiscal 1994, primarily as a result of the investment by Counsel Corporation of $7,300,000, the proceeds of which were used, in part, to repay short-term borrowing.

         Working capital increased to $5,409,000 from $1,931,000 at fiscal year end 1994. The increase in working capital was primarily a result of reclassifying short-term debt to long-term debt and a decrease in current liabilities, which was offset by a decrease in current assets. Current assets decreased to $11,758,000 from $15,617,000 for the prior year. The decrease in current assets was principally a result of a decrease in inventories, accounts receivable and prepaid expenses and other current assets which were partially offset by an increase in net current assets held for sale. Allowance for doubtful accounts increased to $1,561,000 from $1,387,000. The decrease in current liabilities to $6,349,000 in fiscal 1995 from $13,685,000 in fiscal 1994 was principally a result of the reclassification of short- term debt to long-term debt after year end and a decrease in accounts payable offset by an increase in accrued expenses and accrued restructuring charges. The Company's ratio of current assets to current liabilities increased to 1.85:1 from 1.14:1 in the prior year. During fiscal 1995, the Company expended $253,000 on leasehold improvements and equipment compared to an expenditure of $347,000 during fiscal 1994 on these items. The Company expects its capital expenditure to be no greater than $400,000 in fiscal 1996. The decrease in stockholders' equity to $4,778,000 from $8,316,000 is attributable to the net loss for the period, which was partially offset by the issuance of common stock during the period.

         The Company negotiated a three year loan facility with CreditAnstalt on May 19, 1995 with a maximum availability pursuant to a formula in the facility of $10,000,000. As of May 22, 1995, the availability under the loan facility was approximately $350,000. The Company believes that it will be able to fund from internal sources all of its base operating and capital requirements including expenditures for property and equipment in fiscal 1996. The Company plans to raise additional capital to fund future acquisitions in 1996, increase its working capital availability, and satisfy NASDAQ listing
criteria.   However, should the Company's losses continue and additional funding be unavailable, the Company would be required to purchase inventory from higher cost alternate sources which would have an adverse effect on its gross profit margins.

         The Company completed a private offering on May 22, 1995, pursuant to which it raised gross proceeds of $5,840,000. Such proceeds were used in connection with the initial borrowings under the Line of Credit to pay off various indebtedness and complete the Premier Acquisition.

         The Company was indebted to a major supplier in the amount of $1,776,000 at February 28, 1995. The unpaid balance of this indebtedness was repaid on May 22, 1995. At this time, the Company entered into a new purchasing agreement with this vendor with lower product costs than were previously available.

         The Company began an extensive reorganization and restructuring of its operations in February 1995, which includes disposing of certain unprofitable or less profitable assets and business lines. In February 1995, the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives.

         Should the Company's losses continue and the contingencies discussed above require capital greater than the Company's cash flow generation, the Company would be required to seek additional funding. There can be no assurance that the Company would be able to secure such funding.

         The Company expects its legal expenses to decline due to the settlement of the various contingencies previously discussed.

         In May 1994, the Company extended the expiration date of the IPSO Warrants from September 30, 1994 until September 30, 1995, unless the Company exercises its right of redemption earlier. The other terms of the IPSO Warrants remain unchanged. In addition, the expiration date of the Class B Warrants was extended until September 30, 1996 unless the Company earlier exercises its right of redemption. One Class B Warrant will be issued for each IPSO Warrant which is exercised prior to September 30, 1995. Each Class B Warrant will enable the holder to purchase one share of the Company's Common Stock at an exercise price of $10.00 per share at any time until September 30, 1996, unless earlier redeemed by the Company at a redemption price of $.25 per Class B Warrant upon not less than 60 days prior written notice. The Company may not issue any common shares pursuant to the exercise of any of the IPSO Warrants or Class B Warrants unless there is a Registration Statement in effect.

         In December 1993, the Company entered into an agreement to have an unrelated third party provide operations, billing and support services for substantially all of its Medicare Part B products and services. The Company continues to market these products and services. This will result in the Company reporting lower net sales from this activity in subsequent periods and is not expected to have a material effect on results of operations.

SFAS 109

         In fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). The adoption of SFAS No. 109 did not have a material impact on results of operations.

Inflation

         The Company believes that inflation has not had a significant effect on its profit margins.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of February 28, 1995 and as of immediately subsequent to the Premier Acquisition on May 22, 1995.


                                                     Position with the Company as of     Position with the Company as of
 Name                                        Age            February 28, 1995                       May 22, 1995
 ----                                        ---            -----------------                      -------------

 Allan C. Silber...................         46      Chairman                            Chairman

 Morris A. Perlis .................         46      Chief Executive Officer and         Vice-Chairman
                                                    Director

 R. Dirk Allison ..................         39      --                                  President and Chief Executive
                                                                                        Officer

 Don H. Thompson ..................         35      --                                  Chief Financial Officer, Vice
                                                                                        President of Finance and
                                                                                        Secretary

 Charles W. Lathrop, Jr. ..........         37      Executive Vice President and        --
                                                    Chief Operating Officer

 Hazel W. Johnson-Brown, Ph.D .....         67      Director                            Director

 Joseph L. Falkson, Ph.D...........         52      Director                            Director

 Joseph F. Furlong III ............         46      Director                            Director

 Eugene A. Gasbarro................         54      Director                            Director

 John Haronian ....................         62      Director                            Director

 Edward Sonshine, Q.C. ............         48      Director                            Director

 Ronald M. Stone ..................         52      Director                            Director

 Robert D. Kroll...................         58      Director                            --



         At each annual meeting of shareholders, successors to the then current directors will be elected to serve for one-year terms or until their successors are duly elected and qualified.

         Mr. Silber has served as a director of the Company since December 1994. Mr. Silber has been Chairman, Chief Executive Officer and a director of Counsel since August 1979. He served as President of Counsel from August 1979 until January 1994. Mr. Silber has served as a director of

Advocat Inc., a nursing home operator ("Advocat"), since January 1994 and as a director of American HomePatient, Inc., a home healthcare provider ("American HomePatient"), since September 1991. Mr. Silber served as chairman of American HomePatient from September 1991 to May 1994.

         Mr. Perlis has been Vice Chairman of the Company since May 1995 and a director since December 1994. Mr. Perlis served as interim Chief Executive Officer of the Company from December 1994 to May 1995. He has served as a director of and consultant to Counsel since September 1992, and President of Counsel since January 1994. Mr. Perlis has served as a director of American HomePatient since March 1993, and as its Chairman since May 1994. He has served as a director of NOMA, Inc., a manufacturer of consumer wire and cable, since September 1993. Mr. Perlis was President of Morris A. Perlis & Assoc., an executive management consulting firm, from September 1992 until January 1994 and President of American Express Canada, Inc. from September 1988 until September 1992.

         Mr. Allison became President and Chief Executive Officer of the Company and all of the subsidiaries of the Company upon consummation of the Premier Acquisition. Mr. Allison served as President and Chief Executive Officer of Premier, an independent institutional pharmacy, and all of its subsidiaries, from July 1993 until May 1995. From February 1988 until June 1993, Mr. Allison served as President, Chief Executive Officer, and a Director of Allied Pharmacy Management, Inc., an institutional pharmacy ("Allied").

         Mr. Thompson became Chief Financial officer, Vice President of Finance and Secretary of the Company upon consummation of the Premier Acquisition. Mr. Thompson was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Premier from October 1993 until May 1995. From May 1990 until September 1993, Mr. Thompson served as Vice President, Chief Financial Officer, Secretary and Treasurer of Allied.

         Mr. Lathrop has served as executive Vice President and Chief Operating Officer of the Company since October 1993. Prior to such time, Mr. Lathrop was Vice President and Chief Operating Officer of a privately held drug store chain in Connecticut from September 1992 until he joined the Company. From 1986 to September 1992, Mr. Lathrop was associated with Hannaford Bros., Co., a New York Stock Exchange listed company, rising to the position of Director of Healthcare/Pharmacy.

         Dr. Johnson-Brown has served as a director of the Company since October 1994. Dr. Johnson-Brown is a Professor at the College of Nursing and Health Science at George Mason University since August 1986. Dr. Johnson-Brown is a Brigadier General USA Ret., U.S. Army Nurse Corps, having served from February 1955 until August 1983.

         Dr. Falkson has served as a director of the Company since March 1994. Dr. Falkson has been President of Continental Healthcare Corporation, an international healthcare industry business development and consulting firm, since 1984.

         Mr. Furlong has served as a director of the Company since December 1994. Mr. Furlong has served as a director of American HomePatient since June 1994. Mr. Furlong has been a partner with Colman Furlong & Co., a merchant banking firm, since February 1991. From November 1984 until January 1991, Mr. Furlong was a partner with Robertson Stephens & Company, an investment banking firm.

         Mr. Gasbarro has served as a director of the Company since October 1994. Mr. Gasbarro has been a consultant of Delta Dynamics since May 1991 and a program director of Laborers-AGC Education and Training Fund since December 1994. Mr. Gasbarro served as Senior Vice President of Eastland Bank from May 1990 until May 1991.

         Mr. Haronian has served as a director of the Company since January 1994. Mr. Haronian has served as Chairman of Vision World, Inc. and President of Tri-State Leasing, Inc. since April 1991. Mr. Haronian has served as President of Peoples Liquor, Inc. since November 1991. From May 1965 until November 1990 Mr. Haronian served as President of Douglas Drug, Inc.

         Mr. Sonshine has served as a director of the Company since December 1994. Mr. Sonshine has served as a director of American HomePatient since September 1991. Mr. Sonshine served as Vice Chairman of Counsel since January 1994; a director of Counsel since August 1979; Executive Vice President of Counsel from February 1987 until January 1994; Chairman, President and Chief Executive Officer of Counsel Management Services, Inc. since October 1993. Mr. Sonshine has been a director of Advocat since May 1995. Mr. Sonshine served as President and Chief Executive Officer of Icarus Realty Corp. from February 1987 until September 1993.

         Mr. Stone has served as a director of the Company since October 1994. Mr. Stone has been managing director of Barclays deZoete Wedd Securities, Inc.
(BZW), a wholly owned investment banking arm of Barclays Bank P.L.C., since February 1994. From 1991 until 1993, Mr. Stone served as Co-Chairman of Guardian Capital Group, Ltd. Mr. Stone served as Chairman of Guardian Properties, Ltd. from 1983 until 1993.

         Mr. Kroll resigned as a director of the Company in April 1995. Mr. Kroll has been the President and Chief Executive Officer of B. Manischewitz Co., a leading manufacturer of dry kosher food products in the United States, since 1993. From 1990 to 1993, Mr. Kroll was President and Chief Executive Office of New Jersey Office Supply, a division of Hanson Office Products. Prior to that position, he served as a consultant from 1987 to 1990.

         The 1994 Stock Purchase Agreement provides that so long as Counsel continues to own the Common Stock acquired under the Agreement, the Registrant will use its best efforts to cause the election to its Board of Directors of four (4) individuals designated by Counsel who are reasonably acceptable to the Registrant. Initial designees are Allan Silber, Morris Perlis, Edward Sonshine and Joseph Furlong. The Stock Purchase Agreement also specifies that the Registrant will use its best efforts to maintain a Board of Directors consisting of eleven (11) members and use its best efforts to cause the Executive Committee to consist of five (5) members, including Allan Silber, Morris Perlis, Robert Kroll, John Haronian and one other individual who, with Counsel's consent, is no longer a member of the Executive Committee. Registrant also agreed pursuant to the Stock Purchase Agreement to use its best efforts to elect Morris Perlis as Chief Executive Officer of the Registrant on an interim basis, and to elect Allan Silber Co-chairman of the Board of Directors on an interim basis. Currently Mr. Silber serves as Chairman of the Board and Mr. Perlis as Vice Chairman. Mr. Perlis was succeeded by Dirk Allison as Registrant's President and Chief Executive Officer following the acquisition of the Premier operations.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") (and, if such security is registered on a national securities exchange, also with the exchange). Such executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon representations submitted by the Company's directors and executive officers and the Company's review of filings on Forms 3, 4 and 5, including amendments thereto, the Company has concluded that all such forms were timely filed, except that each of Directors Stone, Gasbarro and Johnson-Brown became subject to the reporting requirements of Section 16(a) of the Exchange Act in October 1994 and did not timely file an initial statement of beneficial ownership of securities on Form 3.

ITEM 11.   EXECUTIVE COMPENSATION

         Directors who are not officers, employees or consultants of the Company (currently all Directors) receive a fee of $500 for each meeting of the Board of Directors or any Committee of the Board of Directors attended by telephone and a fee of $1,000 for each such meeting attended in person. All directors are reimbursed for actual expenses incurred in connection with attending Board of Directors and Committee meetings.

SUMMARY COMPENSATION

         The following table sets forth the compensation for the services in all capacities to the Company for the fiscal years ended February 28, 1993, 1994 and 1995 of those persons who were, at any time during fiscal 1995, the Company's chief executive officer or, at February 28, 1995, the Company's other executive officers, and who received annual salary and bonus in excess of $100,000.



                                                      SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                  ------------------------------------

                                                     Annual Compensation                    Awards          Payouts
                                          --------------------------------------  ----------------------- ------------
                                                                                               Securities
                                                                                  Restricted   Underlying Long-term
        Name and Principal                                      Other Annual        Stock       Options/  Incentive    All Other
           Position (1)          Year(s)  Salary($) Bonus($)  Compensation(3)($)  Award(s)($)  SARs (#)  Payouts($)  Compensation($)
   ----------------------------- -------  --------- --------  ------------------  -----------  --------  ----------  --------------
   R. Dirk Allison . . . . . . .  1995        *        *              *                *           *        *              *
     President and CEO(4)         1994        *        *              *                *           *        *              *
                                  1993        *        *              *                *           *        *              *

   Don H. Thompson . . . . . .    1995        *        *              *                *           *        *              *
     Senior Vice President        1994        *        *              *                *           *        *              *
     and Chief Operating          1993        *        *              *                *           *        *              *
     Officer(4)

   Morris A. Perlis  . . . . . .  1995       -0-      -0-            -0-              -0-         -0-      -0-            -0-
     Former Interim CEO(5)        1994        *        *              *                *           *        *              *
                                  1993        *        *              *                *           *        *              *

   Frank Mandelbaum  . . . . . .  1995     172,006    ---            ---              ---       100,000    ---            ---
     Former President and         1994     189,200    ---            ---              ---         ---      ---            ---
     CEO(6)                       1993     172,000    ---            ---              ---       100,000    ---            ---

______________

* Indicates periods prior to employment with the Company.

(1)      Principal position given in table is as of June 1, 1995.
(2)      Fiscal year runs from March 1 until February 28.
(3) Perquisites for each executive officer are in amounts which do not require disclosure.
(4) Messrs. Allison and Thompson joined the Company on May 22, 1995, upon completion of the Premier Acquisition. The base salaries for Messrs. Allison and Thompson for the current fiscal year are $210,000 and $117,500, respectively.
(5) Mr. Perlis served as interim Chief Executive Officer following the resignation of Mr. Mandelbaum and until completion of the Premier Acquisition in May 1995. Mr. Perlis currently serves as Vice Chairman of the Company.
(6)      Resigned in December 1994.

Option Grants

         The table below provides information on grants of stock options pursuant to the Company's Option Plans (the "Option Plans") during the fiscal year ended February 28, 1995, to the officers named in the Summary Compensation Table. Additional grants have been made to certain officers and other employees since February 28, 1995. See "Stock Ownership of Directors, Executive Officers and Principal Holders." The Company grants no stock appreciation rights.

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                            ------------------------------------------------------------------
                                               PERCENT OF
                              NUMBER OF           TOTAL
                             SECURITIES        OPTIONS/SARS                                     POTENTIAL REALIZABLE VALUE AT
                             UNDERLYING         GRANTED TO      EXERCISE OR                     ASSUMED ANNUAL RATES OF STOCK
                            OPTIONS/SARS       EMPLOYEES IN      BASE PRICE     EXPIRATION      PRICE APPRECIATION FOR OPTION
 NAME                         GRANTED (#)       FISCAL YEAR        ($/SH)          DATE                     TERM (1)
 ----                      ---------------   ---------------   -------------   -------------    -----------------------------
                                                                                                 5.0%  ($)           10.0% ($)
                                                                                                ----------           ---------
 R. Dirk Allison . . .           -0-               -0-              -0-             --               -0-              -0-

 Don H. Thompson . . .           -0-               -0-              -0-             --               -0-              -0-

 Morris A. Perlis  . .           -0-               -0-              -0-             --               -0-              -0-

 Frank Mandelbaum(2) .         25,000              10.4            2.85           3/30/04          44,809           113,554
                               25,000              10.4            3.50          10/28/04          55,028           139,452
                               50,000              20.9            2.71          01/21/00          37,436            82,724


____________________

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.
(2) Mr. Mandelbaum resigned as Chief Executive Officer in December 1994 and was retained by the Company as a consultant.

OPTION EXERCISES AND VALUES

         The table below provides information as to exercises of options by the executive officers named in the Summary Compensation Table during the fiscal year ended February 28, 1995 under the Company's option plans and the year-end value of unexercised options and/or stock appreciation rights held by such officers. The Company grants no stock appreciation rights.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                        NUMBER OF
                                                                       SECURITIES          VALUE OF
                                                                       UNDERLYING         UNEXERCISED
                                                                       UNEXERCISED        IN-THE-MONEY
                                                                      OPTIONS/SARS        OPTIONS/SARS
                                                                     AT 1995 FISCAL      AT 1995 FISCAL
                                                                      YEAR-END (#)      YEAR-END ($) (1)
                                   SHARES                              ------------     ----------------
                                 ACQUIRED ON          VALUE           EXERCISABLE/        EXERCISABLE/
             NAME                EXERCISE (#)      REALIZED ($)      UNEXERCISABLE       UNEXERCISABLE
             ----                ------------      ------------      -------------       -------------
 R. Dirk Allison . . . . . .         -0-              -0-                -0-/-0-              -0-/-0-

 Don H. Thompson . . . . . .         -0-              -0-                -0-/-0-              -0-/-0-

 Morris A. Perlis  . . . . .         -0-              -0-                -0-/-0-              -0-/-0-

 Frank Mandelbaum  . . . . .         -0-              -0-              300,000/-0-         $171,000/-0-

______________________________________

(1) Options are classified as "in-the-money" if the fair market value of the underlying Common Stock exceeds the exercise price of the option. The per share value of such in-the-money options is the difference between the option exercise price and $3,438, the per share fair market value of the underlying Common Stock as of February 28, 1995. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon the exercise of the options will be based on the per share market price of the Common Stock at the time of exercise and are thus dependent upon future performance of the Common Stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following former or current directors served on the Compensation Committee during a portion of the prior fiscal year: Falkson, Gasbarro, Johnson-Brown, Stone and Gross. Mr. Haronian purchased Units in the Private Placement for an aggregate purchase price of $182,500. See "Item 1. Business
- -- Material Corporate Developments -- Private Placment." No member of the Compensation Committee is an employee of the Company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 1, 1995, the number and percentage of shares of the Company's Common Stock owned by (i) all persons known to the Company to be holders of 5% or more of such securities, (ii) each director and nominee, (iii) each of the executive officers named in the Summary Compensation Table appearing elsewhere herein and (iv) all directors and executive officers of the Company, as of June 1, 1995, as a group. Unless otherwise indicated, all holdings are of record and beneficial.

                                                                         NUMBER OF
                                                                          SHARES                           PERCENTAGE
                                                                       BENEFICIALLY                         OF TOTAL
              NAME                                                         OWNED(1)                       OUTSTANDING(2)
              ----                                                     ------------                       --------------
     Counsel Corporation(3)  . . . . . . . . . .                         4,933,088                              50.7%
     Exchange Tower
     Two First Canadian Place, Suite 1300
     Toronto, Ontario, Canada  MX5 1E3
     R. Dirk Allison (4) . . . . . . . . . . . .                            57,646                               0.6
     Don H. Thompson(5)  . . . . . . . . . . . .                            15,618                               0.2
     Allan C. Silber(6)  . . . . . . . . . . . .                            95,000                               1.0
     Morris A. Perlis(6) . . . . . . . . . . . .                            95,000                               1.0
     Hazel W. Johnson-Brown(7) . . . . . . . . .                            15,000                               0.2
     Joseph L. Falkson, Ph.D.(8) . . . . . . . .                            30,000                               0.3
     Joseph F. Furlong, III(4)                                              57,000                               0.6
     Eugene A. Gasbarro(7) . . . . . . . . . . .                            15,000                               0.2
     John Haronian(6),(8)  . . . . . . . . . . .                           125,000                               1.3
     Edward Sonshine, Q.C.(4)  . . . . . . . . .                            57,000                               0.6
     Ronald M. Stone(7)  . . . . . . . . . . . .                            15,000                               0.2
     All directors and executive officers                                  577,264                               5.9
       as a group(9) (11 persons)

___________________________

*  Indicates less than 1%

(1) Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.

(2) The percentages shown are based on 9,735,810 shares of Common Stock outstanding on June 1, 1995, plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, which includes shares subject to stock options and warrants held by such holder which are exercisable within sixty (60) days of June 1, 1995.

(3) Includes 1,298,181 and 1,038,545 shares purchasable upon exercise of warrants at $4.50 and $5.50 respectively. Counsel Corporation ("Counsel") is a publicly traded Ontario, Canada corporation primarily engaged in health care and real estate asset management. Directors Silber, Sonshine and Perlis are directors of Counsel and director Silber beneficially owns or controls approximately 25% of the common stock of Counsel, a majority of which is pledged to a lender. Directors Sonshine and Perlis own in the aggregate less than 5% of Counsel's common stock. All of the directors listed in this footnote
         (3) disclaim beneficial ownership of shares of Common Stock in their capacity as directors of Counsel, and Mr. Silber disclaims beneficial ownership of shares of Common Stock in his capacity as a significant shareholder of Counsel.

(4) Includes 15,000 and 12,000 shares purchasable upon exercise of warrants at $4.50 and $5.50, respectively.

(5) Includes 4,110 and 3,288 shares purchasable upon exercise of warrants at $4.50 and $5.50, respectively.

(6) Includes 25,000 and 20,000 shares purchasable upon exercise of warrants at $4.50 and $5.50, respectively.

(7) Includes 15,000 shares purchasable upon exercise of options at $3.50 per share, issued under the 1992 Option Plan.

(8) Includes 15,000 and 15,000 shares purchasable upon exercise of options at $2.85 and $3.50 per shares, respectively issued under the 1992 Option Plan

(9) Includes 105,000 shares issuable under the 1992 Option Plan and shares issuable upon exercise of warrants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            For a discussion of the relationships between the Company and its affiliates, directors, officers and principal shareholders, please see "Stock Ownership of Directors, Executive Officers and Principal Holders," "Executive Officers" including "Compensation Committee Interlocks and Insider Participation") and "Election of Directors."

            It is the policy of the Company to notify the Board of Directors and seek the approval of a majority of the members of the Board or its Executive Committee who are not related to Counsel in connection with transactions between the Company and its affiliates, including Counsel.

PRIVATE OFFERINGS BY THE COMPANY

            Pursuant to a Stock Purchase Agreement, Counsel acquired an equity interest in the Company on December 22, 1994. Item 1. Business - Material Corporate Developments - Counsel Investment" Counsel also participated in a private offering of Units by the Company, which offering closed on May 22, 1995. "Item 1. Business - Material Corporate Developments - Private Placement," certain directors of the Company are affiliated with Counsel, and Counsel and certain directors and officers of the Company participated in the Company's offering of Units. See "Item 1. Business - Material Corporate Developments - Counsel Investment," "Item 1. Business - Material Corporate Developments - Private Placement," and "Item 10. Directors and Executive Officers of the Registrants."

            At the time of the Company's private offering of the Units, the Company loaned each of Mr. Silber and Mr. Perlis $182,500 to fund their respective acquisitions of Units, subject to shareholder approval. See
"Item 1.  Business - Material Corporate Developments - Private Placement."
The loans were evidenced by interest-bearing five year notes in favor of the Company, each secured by the shares of common stock acquired by Mr. Silber and Mr. Perlis in the offering. The loans have been rescinded and all funds paid by the Company with respect to the loans have been refunded.

PREMIER ACQUISITION

            As a result of consummation of the Premier Acquisition, Dirk Allison, President, and Chief Executive Officer, and Don H. Thompson, Chief Financial Officer and Vice President of Finance, received $270,958.72 and $81,283.25, respectively. See "Item 1. Business - Material Corporate Developments -- Recent Acquisition."

CONSULTING SERVICES

            Counsel's in-house legal counsel, Mr. Curt Johnson, has provided legal services to the Company since April, 1995 pursuant to an agreement between the Company and Counsel. As of June 1, 1995, the Company had reimbursed Counsel $0.0 for Mr. Johnson's services.

                                   Signature

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHOICE DRUG SYSTEMS, INC.

                                    By: /s/ Don H. Thompson
                                        ----------------------------------------
                                        Don H. Thompson, Chief Financial Officer