Form 10-K/A
period 1995-02-28
CHOICE DRUG SYSTEMS INC
filed 1995-07-03
CIK 792932

                                  FORM 10-K/A-2
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

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and Supplementary Data are attached hereto, following page 12.

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

         Mr. Lathrop served as executive Vice President and Chief Operating Officer of the Company from October 1993 to March 1995. Prior to such time, Mr. Lathrop was Vice President and Chief Operating Officer of a privately held drug store chain in Connecticut from September 1992 until he joined the Company. From 1986 to September 1992, Mr. Lathrop was associated with Hannaford Bros., Co., a New York Stock Exchange listed company, rising to the position of Director of Healthcare/Pharmacy.

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

         Based solely upon representations submitted by the Company's directors and executive officers and the Company's review of filings on Forms 3, 4 and 5, including amendments thereto, the Company has concluded that all such forms were timely filed, except that Director Haronian became subject to the reporting requirements of Section 16(a) of the Exchange Act in January 1994 and each of Directors Stone, Gasbarro and Johnson-Brown became subject to the reporting requirements of Section 16(a) of the Exchange Act in October 1994 and did not timely file an initial statement of beneficial ownership of securities on Form 3.

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

 Morris A. Perlis  . . . . .         -0-              -0-                -0-/-0-              -0-/-0-

 Frank Mandelbaum  . . . . .         -0-              -0-              300,000/-0-         $171,000/-0-

______________________________________

(1) Options are classified as "in-the-money" if the fair market value of the underlying Common Stock exceeds the exercise price of the option. The per share value of such in-the-money options is the difference between the option exercise price and $3.438, the per share fair market value of the underlying Common Stock as of February 28, 1995. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon the exercise of the options will be based on the per share market price of the Common Stock at the time of exercise and are thus dependent upon future performance of the Common Stock.


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

                                                                         NUMBER OF
                                                                          SHARES                           PERCENTAGE
                                                                       BENEFICIALLY                         OF TOTAL
              NAME                                                         OWNED(1)                       OUTSTANDING(2)
              ----                                                     ------------                       --------------
     Counsel Corporation(3)  . . . . . . . . . .                         4,933,088                              40.9%
     Exchange Tower
     Two First Canadian Place, Suite 1300
     Toronto, Ontario, Canada  MX5 1E3
     R. Dirk Allison (4) . . . . . . . . . . . .                            57,646                                *
     Don H. Thompson(5)  . . . . . . . . . . . .                            15,618                                *
     Allan C. Silber(6)  . . . . . . . . . . . .                            95,000                               1.0
     Morris A. Perlis(6) . . . . . . . . . . . .                            95,000                               1.0
     Hazel W. Johnson-Brown(7) . . . . . . . . .                            15,000                                *
     Joseph L. Falkson, Ph.D.(8) . . . . . . . .                            30,000                                *
     Joseph F. Furlong, III(4)                                              57,000                                *
     Eugene A. Gasbarro(7) . . . . . . . . . . .                            15,000                                *
     John Haronian(6),(8)  . . . . . . . . . . .                           125,000                               1.3
     Edward Sonshine, Q.C.(4)  . . . . . . . . .                            57,000                                *
     Ronald M. Stone(7)  . . . . . . . . . . . .                            15,000                                *
     All directors and executive officers                                  577,264                               5.7
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

(8) Includes 15,000 and 15,000 shares purchasable upon exercise of options at $2.85 and $3.50 per shares, respectively issued under the 1992 Option Plan

(9) Includes 328,398 shares issuable under the 1992 Option Plan and shares issuable upon exercise of warrants.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

            (a) (1) & (2) and (d) Financial Statements and Financial Statement Schedules. See Index to Financial Statements included elsewhere in this Annual Report.

            (a)  (3) and (c) Exhibits.  See Index of Exhibits annexed hereto.

            (b)  Reports on Form 8-K.  None.

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

                                           CHOICE DRUG SYSTEMS, INC.

                                    By: /s/ Don H. Thompson
                                        ----------------------------------------
                                        Don H. Thompson, Chief Financial Officer

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

(a)  1.  Financial Statements:

         The following financial statements of the Company are included herein.

                                                                                                         PAGE
         Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

         Consolidated Balance Sheets - February 28, 1995 and 1994 . . . . . . . . . . . . . . . . F-2  -  F-3

         Consolidated Statements of Operations - years ended
         February 28, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

         Consolidated Statements of Changes in Stockholders'
         Equity - years ended February 28, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . F-5

         Consolidated Statements of Cash Flows - years ended
         February 28, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6  -  F-7

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-8  -  F-27

     2.  Financial statement schedules:

         The following financial statement schedule of the Company is included in Item 14(d)

         Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . .  F-28

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or the information is disclosed in the consolidated financial statements.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
      CHOICE DRUG SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Choice Drug Systems, Inc. (a New York corporation) and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice Drug Systems, Inc. and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Index to Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
New York, New York
May 22, 1995

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    February 28,
                                                                       -------------------------------------
                                                                            1995                    1994
                                                                       -------------            ------------
Current assets:
  Cash                                                                 $     546,898            $    443,258
  Accounts receivable, net of allowance for doubtful
     accounts of $1,561,233 and $1,387,227 as of
     February 28, 1995 and 1994, respectively                              6,169,272               8,333,452
  Inventories                                                              3,888,163               5,185,992
  Income tax refund receivable (Note 8)                                      500,000                 391,301
  Prepaid expenses and other current assets                                  350,568               1,262,504
  Net assets of discontinued operations (Note 7)                             302,820                     -
                                                                       -------------            ------------
                                                                          11,757,721              15,616,507
                                                                       -------------            ------------

Equipment and leasehold improvements, net (Notes 1 and 3)                  1,329,093               1,768,586
                                                                       -------------            ------------


Other assets:
  Notes receivable, less current portion (Note 5)                             94,435                 246,765
  Security deposits and other assets (Note 9)                                509,498                 830,480
  Goodwill, net of accumulated amortization of $1,117,181
     and $785,246 as of February 28, 1995 and 1994
     respectively (Note 2)                                                 5,521,512               5,853,447
  Contract rights, net of accumulated amortization of
     $154,662 and $110,841 as of February 28, 1995 and
     1994 respectively                                                           -                    43,821
                                                                       -------------            ------------
                                                                           6,125,445               6,974,513
                                                                       -------------            ------------
                Total assets                                           $  19,212,259            $ 24,359,606
                                                                       =============            ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    February 28,
                                                                      --------------------------------------
                                                                           1995                     1994
                                                                      --------------            ------------
Current liabilities:
  Current portion of long-term debt (Notes 4 and 9)                   $      765,387            $  9,064,836
  Accounts payable                                                         2,664,143               3,055,345
  Accrued expenses and other current liabilities                           1,702,711               1,565,270
  Accrued restructuring charges (Note 6)                                   1,216,410                     -
                                                                      --------------            ------------
                   Total current liabilities                               6,348,651              13,685,451
                                                                      --------------            ------------


Long-term debt, net of current portion (Notes 4 and 9)                     7,650,455               2,357,696
Long-term portion of accrued restructuring charges (Note 6)                  435,623                     -
                                                                      --------------            ------------
                                                                           8,086,078               2,357,696
                                                                      --------------            ------------


Commitments and contingencies (Notes 2, 9, 10 and 11)


Stockholders' equity (Note 11):
  Preferred stock, $.01 par value; 500,000 shares authorized;
     none issued
  Common stock, $.01 par value; 15,000,000 shares
     authorized; 8,120,810 and 6,086,810 shares issued
     and outstanding as of February 28, 1995 and 1994,
     respectively                                                             81,208                  60,868
  Capital in excess of par                                                17,200,050               9,339,340
  Accumulated deficit                                                    (12,503,728)             (1,083,749)
                                                                      --------------            ------------
                                                                           4,777,530               8,316,459
                                                                      --------------            ------------
                   Total liabilities and shareholders' equity         $   19,212,259            $ 24,359,606
                                                                      ==============            ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended February 28,
                                                           -------------------------------------------------
                                                                1995              1994              1993
                                                           --------------    -------------     -------------
Net sales                                                  $   43,506,863    $  51,253,713     $  39,554,569
Cost of sales (Note 12)                                        28,185,254       32,440,841        24,120,931
                                                           --------------    -------------     -------------
     Gross profit                                              15,321,609       18,812,872        15,433,638
                                                           --------------    -------------     -------------

Operating expenses:
  Selling and administrative expenses                          18,637,213       17,304,015        14,827,678
  Depreciation                                                    604,723          565,541           523,752
  Amortization of intangibles                                     384,251          408,679           568,445
  Costs in connection with litigation (Note 10)                 4,389,163          463,207            82,829
  Restructuring costs (Note 6)                                  2,069,432              -                 -
  Terminated acquisition costs (Note 16)                              -                -             395,000
                                                           --------------    -------------     -------------
     Total operating expenses                                  26,084,782       18,741,442        16,397,704
                                                           --------------    -------------     -------------
       Operating (loss) income from continuing operations     (10,763,173)          71,430          (964,066)
                                                           --------------    -------------     -------------

Non-operating expense (income):
  Interest expenses, net                                          905,404          670,425           419,637
  Other income (Note 15)                                         (420,881)         (26,366)          (32,314)
                                                           --------------    -------------     -------------
     Total non-operating expense                                  484,523          644,059           387,323
                                                           --------------    -------------     -------------

       Loss from continuing operations before
         income taxes and discontinued operations             (11,247,696)        (572,629)       (1,351,389)
Income tax (benefit) (Note 8)                                    (466,214)         (51,495)              -
                                                           --------------    -------------     -------------
       Loss from continuing operations                        (10,781,482)        (521,134)       (1,351,389)

Discontinued Operations (Note 7):
Loss from operations of discontinued business segments,
  net of tax benefits of $-0-, $175,000 and $-0-
  for the years ended February 28, 1995, 1994 and 1993
  respectively                                                   (135,430)        (340,416)         (241,408)

Loss on disposal of business segments including
  provision of $36,000 for operating losses during
  phase-out period                                               (503,067)             -                 -
                                                           --------------    -------------     -------------
       Net Loss                                            $  (11,419,979)   $    (861,550)    $  (1,592,797)
                                                           ==============    =============     =============


Net loss per common share:
       Continuing operations                               $        (1.67)   $       (0.08)    $       (0.22)
       Discontinued operations                             $        (0.10)   $       (0.06)    $       (0.04)
                                                           --------------    -------------     -------------
         Net loss                                          $        (1.77)   $       (0.14)    $       (0.26)
                                                           ==============    =============     =============


Weighted average number of shares outstanding                   6,458,891        6,071,687         6,187,376
                                                           ==============    =============     =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED FEBRUARY 28, 1995, 1994 AND 1993

                                                 Common stock             Capital          Retained
                                           ------------------------      in excess         earnings
                                            Shares         Amount          of par          (deficit)
                                           ---------     ----------    -------------     -------------
Balance, February 29, 1992                 5,580,211     $  55,802     $  6,793,883      $  1,370,598

Issuance of common stock for
  acquisition of Rombro Health
  Services Limited and related
  expenses of registration (Note 2)          435,099         4,351        2,415,109

Issuance of common stock                      11,500           115           29,698

Net loss for year                                                                          (1,592,797)
                                           ---------     ---------     ------------      ------------
Balance, February 28, 1993                 6,026,810        60,268        9,238,690          (222,199)

Issuance of common stock in
  connection with exercise of
  stock warrants                              60,000           600          100,650

Net loss for year                                                                            (861,550)
                                           ---------     ---------     ------------      ------------
Balance, February 28, 1994                 6,086,810        60,868        9,339,340        (1,083,749)

Issuance of common stock:
  Stock issued to Counsel Corporation
  in connection with stock purchase
  agreement, net of related issuance
  expense (Note 5)                         2,000,000        20,000        7,171,300

  Stock issued in connection with
  exercise of stock options                   34,000           340           89,410

  Stock to be issued in settlement
  of litigation (Note 10)                        -             -            600,000

Net loss for year                                                                         (11,419,979)

                                           ---------     ---------     ------------      ------------
Balance, February 28, 1995                 8,120,810     $  81,208     $ 17,200,050      $(12,503,728)
                                           =========     =========     ============      ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended February 28,
                                                                -------------------------------------------------
                                                                     1995              1994              1993
                                                                --------------    -------------     -------------
Cash flows from operating activities:
  Net loss                                                      $  (11,419,979)   $    (861,550)    $  (1,592,797)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                      604,723          628,746           561,121
     Amortization of intangibles                                       384,251          408,679           568,445
     Provision for bad debts                                         2,351,810          100,523           270,006
     Loss on disposal of business segments (Note 7)                    503,067              -                 -
     Accrued restructuring charges (Note 6)                          1,652,033              -                 -
     Write-down of contract rights                                         -              9,845            62,053
     Settlement of litigation (Note 10)                              3,500,000              -                 -
     (Gain) loss on sale of equipment                                   (5,222)           3,860           (39,806)
     Other, net                                                            -                -             (36,700)
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
       (Increase) decrease in accounts receivable                     (189,904)          84,214          (283,814)
       Decrease (increase) in inventories                            1,297,829          754,674          (469,892)
       Decrease (increase) in prepaid expenses and
         other current assets                                          779,825          (31,159)          187,340
       (Increase) decrease in other assets                            (333,011)           7,290          (135,732)
       (Decrease) increase in accounts payable and
         accrued expenses                                             (253,761)         236,078           (15,844)
       (Increase) decrease in income tax refund receivable            (108,699)         482,969               -
                                                                --------------    -------------     -------------
  Net cash (used in) provided by operating activities               (1,237,038)       1,824,169          (925,620)
                                                                --------------    -------------     -------------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                    (253,066)        (346,848)         (415,141)
  Cost of acquisitions, net of cash acquired                               -                -            (294,726)
  Net proceeds from sale of certain assets of subsidiaries                 -                -             255,117
  Proceeds from note from sale of certain assets of
     subsidiaries                                                          -                -             234,775
  Proceeds from notes receivable                                       261,555          372,088               -
  Proceeds from sale of equipment                                        5,345           26,251           172,709
                                                                --------------    -------------     -------------
     Net cash provided by (used in) investing activities                13,834           51,491           (47,266)
                                                                --------------    -------------     -------------

Cash flows from financing activities:
  Net (repayments) borrowings from short-term notes                 (4,585,930)        (808,160)        3,072,420
  Repayments of long-term debt                                      (1,316,793)        (907,538)       (1,713,165)
  Principal payments of capital lease obligations                     (160,183)        (140,379)          (98,902)
  Proceeds from issuance of common stock                             7,389,750          101,250            29,813
  Other                                                                    -                -             (27,972)
                                                                --------------    -------------     -------------
     Net cash provided by (used in) financing activities             1,326,844       (1,754,827)        1,262,194
                                                                --------------    -------------     -------------

Net increase in cash                                                   103,640          120,833           289,308
Cash, beginning of year                                                443,258          322,425            33,117
                                                                --------------    -------------     -------------
       Cash, end of year                                        $      546,898    $     443,258     $     322,425
                                                                ==============    =============     =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

                 YEARS ENDED FEBRUARY 28, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flows Information:

      Cash paid during year for:               1995             1994             1993
      --------------------------               ----             ----             ----
 Interest                                   $  887,691      $   741,705      $   463,191

 Taxes                                         224,477           24,349          440,791

Supplemental Schedule of Noncash Investing and Financing Activities:

In May, 1995, the Company obtained long term financing (see Note 17) and used the proceeds to fully repay amounts due to UJB and a major supplier which had previously been recorded as short term. These amounts have been reclassified as long term as of February 28, 1995, in accordance with generally accepted accounting principles.

During November 1993, the Company converted certain accounts receivable into a promissory note in the amount of $40,000, payable in eight equal installments plus interest at 8% per annum.

On June 19, 1992, the Company acquired all common shares of Rombro Health Services Limited at a cost of $2,847,432 (see Note 2). In conjunction with the acquisition, common stock was issued as follows:

     Total cost of acquisition . . . . . . . . . . . . . . .   $   2,847,432
     Less:  cost of completing acquisition paid in cash  . .        (400,000)
                                                               -------------
     Value of common stock issued  . . . . . . . . . . . . .   $   2,447,432
                                                               =============

Effective March 1, 1992, the Company sold all of the common stock of a subsidiary for $500,149, less closing costs (see Note 2). In conjunction with the sale, notes were received as follows:

     Selling price of common stock . . . . . . . . . . . . .   $     500,149
     Less:  cash received  . . . . . . . . . . . . . . . . .        (300,000)
                                                               -------------
     Value of notes received from sale . . . . . . . . . . .   $     200,149
                                                               =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Business

         Choice Drug Systems, Inc. is principally engaged in the business of providing pharmaceuticals and related services, including durable medical equipment, Medicare B reimbursable products, such as surgical supplies and disposables, and a computerized care plan to various health care facilities. (See Note 6 on Restructuring Charges and Note 7 on Discontinued Operations.)

         Principles of Consolidation

         The consolidated financial statements include the accounts of Choice Drug Systems, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany accounts and transactions have been eliminated.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist principally of purchased merchandise.

         Equipment and Leasehold Improvements

         Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is provided by the straight-line method over the following estimated useful lives or with respect to leasehold improvements, over the term of the lease if shorter.

                  Furniture, fixtures and equipment  . . .     3-10 years
                  Med-carts  . . . . . . . . . . . . . . .     5    years
                  Automobiles  . . . . . . . . . . . . . .     3-4  years
                  Leasehold improvements   . . . . . . . .     5-10 years
                  Equipment under capital leases   . . . .     3-5  years

         Goodwill and Contract Rights

         Cost in excess of fair values of businesses acquired are recorded as goodwill and amortized on a straight-line method over a period of ten to twenty years. The Company evaluates impairment of goodwill on a quarterly basis by comparing the sum of expected future cash flows over the remaining amortizable life of goodwill

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         with the net remaining book value of the goodwill. If the sum of the expected future cash flows is greater than the amount of goodwill remaining, no recognition of impairment would be needed.

         Contract rights represent the cost to acquire the existing contracts to provide pharmaceuticals to long-term health care facilities. Contract rights are amortized on a straight-line method over a period of 5 years.

         Computer Software Costs

         The Company has incurred costs in connection with developing computer software for sale. Such costs, which are charged to operations as incurred, amounted to approximately $30,000, $97,000, and $91,000 were expensed during the years ended February 28, 1995, 1994, and 1993, respectively. The Company also capitalized certain production costs of computer software. These costs, totaling $72,360 at February 28, 1995, were written off as part of the charge for discontinued operations (see Note 7).

         Revenue Recognition

         Revenues are recorded as products are shipped and services are rendered. A portion of the Company's sales are covered by various state and Federal reimbursement programs, which are subject to review and/or audit. Reimbursement programs are also subject to change from time to time.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Income Taxes

         The Company files a consolidated Federal tax return. Income tax expense is based on reported earnings before income taxes. Effective March 1, 1993, the Company adopted the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this Standard, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         existing assets and liabilities. The adoption of SFAS No. 109 had no effect on the Company's financial position or results of operations for the fiscal year ended February 28, 1994.

         Income Per Share

         Income per share is computed by dividing net income by the weighted average number of common shares outstanding. For fiscal years ended February 28, 1995, 1994 and 1993, the effect on per share earnings of the assumed exercise of common stock equivalents or conversion of convertible promissory notes payable would be either anti-dilutive or not material.

2.       ACQUISITIONS AND DIVESTITURES

         Choice Drug Systems of Maryland, Inc.

         On March 1, 1992, the Company entered into an Agreement and Plan of Reorganization and Merger with Choice Drug Systems of Maryland, Inc., formerly known as Rombro Health Services, Limited ("Choice Maryland" or "Rombro"), and its shareholders (the "Rombro Shareholders"). At the closing on June 19, 1992, all the issued and outstanding shares of Rombro were converted into 596,637 shares of the Company's common stock. During the third quarter of fiscal 1993, the Company recorded a reduction of inventory as of the acquisition date of $1,050,000 due to a revaluation following a physical inventory. As a result, the Company renegotiated the purchase price and the Rombro Shareholders returned 161,538 of the prior issued shares. In addition, under the original merger agreement, the Rombro Shareholders entered into employment agreements. One Rombro Shareholder remains employed by the Company pursuant to an agreement which expires in June 1995.

         The acquisition was accounted for as a purchase. The cost of the acquisition, as renegotiated in the amount of $2,447,432, was determined by valuing the shares issued at $5.625 per share which represented the market price as of the acquisition date, together with approximately $400,000 in costs to complete the transaction. The excess of cost over the fair value of net assets acquired resulted in goodwill of $5,642,148, which is being amortized over 20 years. Choice Maryland's results of operations from June 19, 1992 have been included with those of the Company.

         The Company leases office and warehouse space from a partnership which is wholly-owned by the Rombro Shareholders. The lease is for a period of 10 years beginning June 19, 1992 at a current annual rent of approximately $302,000 subject to annual increases of 5%. The Company has guaranteed to make payments to the

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         holder of the loan on the leased property should the Rombro Shareholders default on their payments. Such loan amounted to $1,307,382 at February 28, 1995.

         J & J Medical Supply, Inc.

         On March 1, 1992, a subsidiary of the Company sold the stock of its wholly-owned retail subsidiary for $500,149. At closing $300,000 was paid in cash and the balance was evidenced by two promissory notes. One note totaling $50,000 is payable May 1, 1997 with interest payable monthly at a rate of 9.5%. The second note totaling $150,149 is payable in sixty equal monthly installments of principal and interest at 9.5% per annum commencing June 1, 1992. The loss on this sale amounted to $7,275, after write-off of goodwill of $257,438.

         Pro Forma Information

         The following unaudited pro forma information reflects the combined results of operations of the Company as if the acquisition of Rombro Health Services Limited were consummated on March 1, 1992:

                                                               Fiscal Year Ended
                                                               February 28, 1993
                                                               -----------------
                                                            (In thousands except for
                                                               per share amounts)
                Net sales  . . . . . . . . . . . . . . . . .       $   51,417
                Net loss . . . . . . . . . . . . . . . . . .       $   (3,391)
                Loss per common share  . . . . . . . . . . .       $     (.55)

The pro forma results are based upon certain assumptions and estimates that the Company believes are reasonable. Such results reflect adjustments for interest expense, amortization of goodwill and income taxes. The pro forma results do not purport to be indicative of results that would have been obtained had the acquisition occurred at the beginning of the respective period, nor are they intended to be a projection for future periods.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

3.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements are comprised of the following:

                                                                      February 28,
                                                         ---------------------------------------
                                                             1995                       1994
                                                         -----------                ------------
         Leasehold improvements . . . . . . .            $   749,468                $    739,633
         Furniture, fixtures and equipment. .              3,181,738                   2,947,460
         Data processing equipment  . . . . .                910,377                     827,825
         Automobiles and trucks . . . . . . .                161,454                     120,267
                                                         -----------                ------------
                                                           5,003,037                   4,635,185
         Less:
         Accumulated depreciation
                 and amortization                          3,673,944                   2,866,599
                                                         -----------                ------------
                                                         $ 1,329,093                $  1,768,586
                                                         ===========                ============

         Depreciation and amortization of equipment and leasehold improvements amounted to approximately $605,000, $629,000 and $561,000 for 1995,
         1994 and 1993, respectively.

4.       LONG-TERM DEBT

                                                                     February  28
                                                         -------------------------------------
                                                            1995                      1994
                                                         -----------             -------------
         Loan payable, bank (a)                          $ 2,983,303             $   7,569,231

         Note payable (b)                                    355,372                   426,148

         Capital lease obligations (see Note 9)              401,104                   405,072

         Subordinated promissory note, payable in
         equal monthly installments, including
         interest, due February 1, 1995  (c)                       -                   836,180

         Subordinated promissory note, payable in
         equal monthly installments, including
         interest, due December 1, 1998  (d)               1,533,333                 1,900,000

         Promissory note, payable in equal monthly
         installments, including interest, due
         June 1, 1999  (e)                                   242,730                   280,073

         Medicare Settlement (See Note 10)                 2,900,000

         Other                                                     -                    5,828
                                                         -----------             -------------
                                                           8,415,842               11,422,532
         Less:  current portion                              765,387                 9,064,836
                                                         -----------             -------------
                                                         $ 7,650,455             $   2,357,696
                                                         ===========             =============

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         (a) In connection with the Choice Maryland acquisition, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with United Jersey Bank ("UJB"), pursuant to which Rombro and its subsidiaries became co-borrowers with the Company. Under the Loan Agreement the Company was able to borrow up to the lesser of $9,000,000 or an amount computed according to a borrowing formula. Maturity was on the earlier of demand by UJB, or June 30, 1994. The bank loan bore interest at the rate of 1% over UJB's prime rate. In connection with this transaction, a major supplier of the Company entered into an inventory purchase agreement whereby, under certain conditions, it is obligated to purchase the Company's inventory at an agreed upon formula at the request of UJB.

                 On May 31, 1994, the Company and UJB amended the Loan Agreement to extend the maturity to the earlier of demand by UJB, or June 30, 1995. Under this amended agreement, the maximum amount which the Company could borrow was reduced from $9,000,000 to $8,000,000, and the interest rate increased from a rate of 1% above UJB's prime rate to a rate of 1.5% above UJB's prime rate. Included in this amendment were changes to certain financial ratios. Substantially all other terms of the Loan Agreement remained the same. The Company was in default with certain of its financial ratio covenants of its Loan Agreement with the bank at August 31, 1994 and November 30, 1994.

                 Because UJB did not grant a waiver to the default which existed at August 31, 1994, the Company entered into a forbearance agreement with UJB on December 22, 1994, which further constricted the Company's borrowing base under its credit facility as to inventory and accounts receivable, reduced the maximum borrowing capacity from $8,000,000 to $6,500,000 and extended the maturity to the earlier of demand by UJB or December 31, 1995. The Company paid UJB administrative fees totaling $50,000 in connection with the execution of this forbearance agreement. Since the Company had been borrowing the maximum amount available to it under the terms of the credit facility, the terms of this forbearance agreement required the Company to repay approximately $374,000 of its obligation to UJB at December 22, 1994. The forbearance agreement also included changes to certain required financial ratios. Substantially all other terms of the Loan Agreement remained the same. The Company was not in compliance with certain financial ratios under the forbearance agreement as of February 28, 1995. On May 22, 1995, the Company paid off its indebtedness to UJB under this agreement (see Note 17 and Supplemental Disclosures of Cash Flows Information).

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         (b) A note payable is due to a relative of one of the Rombro Shareholders. This note payable resulted form a repurchase of shares prior to the acquisition of Choice Maryland by the Company. Payments of $26,689 are due quarterly with interest at 9% per annum through January 2000.

         (c) Effective March 1, 1993, Rombro issued a note to a major supplier in substitution of certain accounts payable totaling $1,311,638. This note in the amount of $1,480,000, including interest at 9% per annum, was payable in 24 equal installments. On September 20, 1993, Rombro issued a second note to the supplier in substitution of certain additional accounts payable totaling $210,000. This note, in the amount of approximately $224,000 including interest at 9% per annum, was payable in 17 equal installments. These notes were secured by a lien on the assets of Choice Maryland and its subsidiaries, subordinated to the security interests of UJB and the Small Business Administration. In addition, the Company guaranteed these notes. This Note was paid in full on January 26, 1995.

         (d) Effective November 30, 1993, the Company issued a note to the same major supplier in substitution of certain accounts payable in the amount of $2,000,000. The note is payable in 60 equal installments beginning January 1, 1994 of principal plus interest at 9% per annum through February 28, 1995 and thereafter at a rate of 3% over the prime rate until the note is repaid. The note is secured by a lien on the assets of the Company and its subsidiaries, and is subordinated to the security interest of UJB. This Note was paid in full on May 22, 1995.

         (e) Effective February 22, 1994, the Company issued a note to the same major supplier in substitution of certain terminated acquisition expenses in the amount of $280,073. The note is payable in 60 installments beginning July 1, 1994 of principal plus interest at 9% per annum through February 28, 1995 and thereafter at a rate of 3% over the prime rate until June 30, 1999. The note is secured by a lien on the assets of the Company and its subsidiaries. This note was paid in full on May 22, 1995. (See Note 17.)

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

                 Annual maturities of the Company's long-term debt, exclusive of capital lease obligations, for five fiscal years subsequent to February 28, 1995 are as follows:

                   Fiscal Year Ending                                                                           Total
                   ------------------                                                                       -------------
                          1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     616,713
                          1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           623,839
                          1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           631,779
                          1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,157,068
                          2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           502,006
                          Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             483,333
                                                                                                            -------------
                                                                                                            $   8,014,738
                                                                                                            =============

5.       RELATED PARTIES

         On December 16, 1994, the Company entered into a Stock Purchase Agreement with Counsel Corporation, an Ontario corporation ("Counsel"). Pursuant to the Stock Purchase Agreement, Counsel acquired 2,000,000 shares of the Company's Common Stock for the aggregate consideration of $7,300,000. Counsel was also granted two three-year warrants, the first of which grants Counsel the right to purchase up to 1,000,000 shares of the Company's Common Stock at the exercise price of $4.50 per share, and the second of which grants Counsel the right to acquire up to 800,000 shares of the Company's Common Stock at the exercise price of $5.50 per share.

         The Company and Counsel also entered into a Registration Rights Agreement, dated December 16, 1994, which granted Counsel certain piggy-back registration rights beginning September 1, 1995 and the right to exercise up to two demand registrations beginning December 16, 1996. Under the Registration Rights Agreement, the Company agreed not to grant to any person registration rights superior to the registration rights granted to Counsel. Similarly, the Company agreed not to grant registration rights that are equivalent to the rights granted to Counsel with respect to more than 3,800,000 shares of Common Stock. The Company and Counsel have agreed to terminate the December 16, 1994 Registration Rights Agreement.

         Certain directors and officers of Counsel and its subsidiaries sit on the Board of Directors of the Company. The significant shareholder of Counsel, owning approximately 25% of the issued and outstanding stock of that corporation is the Chairman of the Board of Directors of the Company. Mr. Furlong, a consultant to Counsel Corporation, also is a director of the Company.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         In April 1995 Counsel and the Company entered into an arrangement whereby Counsel's general counsel will provide certain legal services to the Company for which Counsel will receive reimbursement for a pro rata portion of Counsel's expense associated with the employment of such employee. In addition, the Company has retained as corporate counsel the same law firm that represents Counsel and its subsidiaries and affiliates.

         In connection with the acquisition of Choice Maryland, the Company received three promissory notes dated June 19, 1992 from certain parties related to the Rombro Shareholders. The three notes, originally aggregating $393,798, provide for twelve consecutive monthly payments of interest at 9% per annum and then 24 equal consecutive monthly installments of $16,408. As of February 28, 1995 the unpaid balance of these notes was $55,143. Under the renegotiated agreement with the Rombro Shareholders these notes become due and payable within ten days after the date one half or more of the aggregate Company stock acquired by the Rombro Shareholders have been sold, transferred, or otherwise disposed of by one or more of these shareholders.

         In addition, as of February 28, 1995, a subsidiary of the Company was owed $34,966 by a company controlled by a relative of a Rombro Shareholder. The note provides for monthly payments of $2,292 plus interest at prime rate plus 2% per annum. Maturity is on February 1, 1997.

         In December, 1993, the Company entered into an agreement with two companies, one of whose officers is also a director of the Company, to enter into a joint venture to market pharmaceuticals to federal agencies, state agencies and private sector entities. In January, 1994 the Company made an initial cash contribution to the joint venture of $50,000. The Company also agreed to contribute an additional $200,000 to this joint venture upon the occurrence of certain events and conditions. These conditions and events were not met and consequently the Company did not make any additional contributions to the joint venture. In November, 1994, the joint venture arrangement was terminated and the Company wrote off its $50,000 advance to the joint venture as the joint venture expended all of its funds and had no additional assets.

6.       RESTRUCTURING CHARGES

         On February 14, 1995 the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan includes the termination of the medical/surgical supply operations and the closing of the Company's Missouri location, which will cease operations on or about June 30, 1995. The Company has

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         recorded restructuring costs of $2,069,432 for the year ended February 28, 1995, which includes the write-down of accounts receivable, inventories, and fixed assets to net realizable value and the accrual for the termination of leases, employee severence costs, and the estimated administrative costs of terminating operations.

7.       DISCONTINUED OPERATIONS

         In connection with adoption of a formal restructuring plan, the Company has decided to discontinue the operations of its mail order and its computerized health care software business. Such operations will cease on or about June 30, 1995.

         The net losses of these operations for the year ended February 28, 1995 are included in the consolidated statements of operations under "loss from discontinued operations". The loss on disposal reflected on the consolidated statements of operations includes the write-down of the assets of the mail order and computer software businesses to net realizable values and the estimated costs of disposing of these operations, including a pro-rata share of the Company's use for office space in Baltimore.

         The Company had net sales from discontinued operations of approximately $2,731,000, $3,123,000, and $2,998,000 for the years ended February 28, 1995, 1994, and 1993, respectively.

         Net assets of discontinued operations represent total assets less liabilities of operations to be divested by the Company. The operations to be divested include the Company's mail order business and its computerized health care software business. The net assets of these operations have been shown as an asset in the Company's consolidated balance sheet as of February 28, 1995. Net assets of the mail order business and the computer software business are $154,458 and $148,362, respectively. Such net assets are comprised of net receivables of $170,848 and $227,158, respectively, and fixed assets of $2,856 and $22,539, respectively, less current liabilities of $19,246 and $101,335, respectively.

         The net assets and liabilities relating to the mail order and computer software operations have been segregated on the balance sheet from their historic classifications to separately identify them as assets held for sale. Such amounts are summarized at February 28, 1995 as follows:

                      Accounts Receivable                     $   398,006
                      Fixed Assets                                 25,395
                      Current Liabilities                        (120,581)
                                                              -----------
                                                              $   302,820
                                                              ===========

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

8.       INCOME TAXES

         The (benefit) provision for income taxes consisted of the following:

                                                            Fiscal Year Ended February 28
                                               -------------------------------------------------------
         CURRENT (BENEFIT) PROVISION               1995                  1994                  1993
                                               -----------           -----------            ----------
                 Federal                       $  (466,214)          $  (102,000)           $        -

                 State and local                         -                50,505                     -
                                               -----------           -----------            ----------
         TOTAL                                 $  (466,214)          $   (51,495)           $        -
                                               ===========           ===========            ==========

         The actual tax (benefit) provision for the fiscal years ended February 28, 1995, 1994, and 1993 is different from the amounts computed by applying the statutory Federal income tax rate to losses from continuing operations before income taxes. The reconciliation of these differences is as follows:

                                                         Fiscal Year Ended February 28
                                               ------------------------------------------------
                                                  1995               1994                1993
                                               ---------          ---------           ---------
                                                               (in thousands)
         Tax benefit at statutory rate         $  (3,824)         $    (194)          $    (459)
         Increase resulting from:
            State income taxes, net
               of federal income tax effect            -                 33                   -
            Current loss not available
               for carryback                       3,206                  -                 297
            Tax effect of expenses which
               are not deductible                    152                123                 169
         Other                                         -                (13)                 (7)
                                               ---------          ---------           ---------
         Actual tax benefit                    $    (466)         $     (51)          $       -
                                               =========          =========           =========

         At February 28, 1995, the Company had a net operating loss carryforward of approximately $4,700,000 for Federal income tax purposes, expiring in increments through 2010. The utilization of approximately $1,300,000 of such losses is restricted to offset only future taxable income generated by Choice Maryland and further limited to a cumulative amount of approximately $150,000 per year due to a change in control. In addition, the future tax benefit of approximately $1,000,000 of deferred tax assets when and if realized will reduce goodwill or be credited to capital in excess of par.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         The tax effect of temporary differences at February 28, 1995 and 1994 are as follows:

                                                              February 28
                                                   --------------------------------
                                                       1995                 1994
                                                   -----------          -----------
         Accounts receivable allowances . . .      $   625,000          $   629,000
         Tax carryforwards  . . . . . . . . .        1,868,000              721,000
         Accrued litigation costs . . . . . .        1,400,000                   -
         Accrued restructuring charges  . . .          828,000                   -
         Accrued liabilities  . . . . . . . .          420,000              192,000
         Other  . . . . . . . . . . . . . . .          144,000               17,000
                                                   -----------          -----------
         Subtotal . . . . . . . . . . . . . .      $ 5,285,000          $ 1,559,000
         Valuation allowance  . . . . . . . .       (5,285,000)          (1,559,000)
                                                   -----------          -----------
         TOTAL  . . . . . . . . . . . . . . .      $         0          $         0
                                                   ===========          ===========

9.       COMMITMENTS

         The Company leases office and warehouse space, automobiles and equipment. Rental expense under these leases aggregated approximately $719,000, $1,120,000, and $766,000 in 1995, 1994, and 1993,
         respectively.

         On December 20, 1991 the Company entered into a lease agreement for computer equipment and software totaling $175,000. Monthly payments are $3,462 including interest at 9.487% for a period of 59 months with a balloon payment of $17,500 on November 20, 1996.

         Future minimum lease payments are as follows:

                 Fiscal Year                                   Capital             Operating
                    Ending                                     Leases                Leases
                 -----------                                -----------          -------------
                 1996 . . . . . . . . . . . . . . . .       $   179,005          $     745,764
                 1997 . . . . . . . . . . . . . . . .           174,992                667,411
                 1998 . . . . . . . . . . . . . . . .            56,711                507,982
                 1999 . . . . . . . . . . . . . . . .            25,744                421,723
                 2000 . . . . . . . . . . . . . . . .            17,782                386,543
                 Thereafter . . . . . . . . . . . . .                 -              1,341,998
                                                            -----------          -------------
                 Total minimum lease payments . . . .       $   454,234          $   4,071,421
                 Less amounts representing interest .           (53,130)         =============
                                                            -----------

                 Present value of net minimum
                    lease payments  . . . . . . . . .       $   401,104
                 Less current portion . . . . . . . .           148,674
                                                            -----------
                                                            $   252,430
                                                            ===========

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

10.      CONTINGENCIES

         On November 10, 1994, the Company entered into an agreement with the United States settling an investigation conducted by the U.S. Attorney for the Eastern District of Pennsylvania into claims for reimbursement made by certain of the Company's subsidiaries to the Medicare Program.

         Under the terms of the settlement, without admitting any liability, the Company has agreed to repay, over a six-year period, $3,400,000 to settle the Government's claims. $100,000 was paid upon the execution of the agreement on November 10, 1994, $400,000 was paid on December 31, 1994 and $2,900,000 plus interest at an annual rate of 7.75% will be payable in quarterly installments over a six-year period ending January 1, 2001.

         The full amount of the settlement is included in the accompanying consolidated financial statements for the year ended February 28, 1995. The Company offset $95,000 against the installment due on March 31, 1995 for certain claims for reimbursement which were processed after settlement with the government. The remaining unprocessed claims of approximately $287,000 were written off as of February 28, 1995, as there can be no assurance at this time that these claims will be paid.

         Upon receipt of the payments due on December 31, 1994, the United States was deemed to have released the Company and its affiliates, with the exception of a former officer from any civil or monetary claims in connection with activities giving rise to the settlement. In addition, the Government agreed not to seek exclusion from the Medicare Program or state health programs against the Company and its affiliates except for the reservation of such right as to this former officer and two inactive subsidiaries.

         The agreement also requires that the Company not allow any person convicted in any local, state or federal court of any felony involving health care matters to hold the position of officer or director of the Company or any of its subsidiaries. In addition, if on or before December 31, 1997, the Company sells or transfers a significant portion of its assets or if it undergoes a significant change in the nature of, but not limited to, a merger or acquisition, the Company would be required to make all payments until December 1998, at which time all outstanding and unpaid principal ($966,664) shall be immediately due and payable. The Company also would be required to notify the United States Attorney's office for the Eastern

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         District of Pennsylvania 30 days before the expected closing of any such transaction. The Company does not believe that the successful completion of the merger with Premier (see Note 17) will accelerate payment to the United States.

         During February 1993, the Company was notified that an administering agency retroactively eliminated a reimbursement program for certain products sold by the Company and other providers. The Company believes that the change, made without prior notice, does not comply with regulations covering such a change. The Company has approximately $265,000 in net accounts receivable that have been rejected by the agency. The Company, with others, brought suit to reverse this retroactive change without notice. The suit was stayed pending submission of these outstanding claims to another administering agency having different jurisdiction.

         However, because the issue remains in litigation and with the increased passage of time until the Company would be able to recertify its submissions, it is unlikely that the Company will be able to obtain the necessary documentation and the Company has written off the entire amount as of February 28, 1995.

         On June 1, 1993, a class action lawsuit was filed against the Company, two of its executive officers and a former officer who was a selling shareholder of Choice Maryland alleging violations of certain securities laws. The complaint does not identify any specific amount of damages allegedly suffered. The parties have tentatively agreed to settle the case for $600,000 in common stock to be issued by the Company and $650,000 in cash which is to be paid by the Company's Directors and Officers liability insurance carrier. However, such agreement is subject to court approval, final settlement documentation among the parties and the Company's insurance carrier, as well as confirmatory discovery by the plaintiffs. The Company's portion of the proposed settlement, $600,000, is included in "Costs in connection with litigation" in the consolidated financial statements for the year ended February 28, 1995.

         Should the Company's losses continue and the contingencies discussed above require capital greater than the Company's cash flow generation, the Company would be required to seek additional funding. There can be no assurance that the Company would be able to secure such funding.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

11.      STOCKHOLDERS' EQUITY

         Common Stock Authorized

         On September 2, 1992, the Company's shareholders approved an increase in the authorized common stock of the Company from 10,000,000 shares to 15,000,000 shares.

         Common Stock Issued

         On December 22, 1994, the Company received funds in the amount of $7,300,000 pertaining to the issuance of 2,000,000 shares of its common stock to Counsel (See Note 5).

         From October 21, 1994 to February 17, 1995, the Company received funds totaling $89,750 from the exercise of 34,000 options to purchase common shares by certain employees.

         Stock Option Plans

         The Company has six stock option plans covering up to 1,705,000 shares of the Company's common shares, pursuant to which officers, directors and employees of the Company are eligible to receive either incentive or non-qualified options. Stock options generally expire five or ten years from the date of grant. The exercise price of an incentive stock option must be equal to the fair market value of the Company's common shares on the date such option was granted. The exercise price of non-qualified stock options may be less than the fair market value on the date of grant.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         A summary of option transactions during the three years ended February 28, 1995 are as follows:

                                                                              NUMBER OF SHARES
                                                              1995                  1994               1993
                                                            --------               -------            -------
         Shares under option at beginning
         of period ($1.88 - $6.00 a share)  . . . . . .      818,500               832,000            468,250

         Granted ($2.75 - $3.71)  . . . . . . . . . . .      527,000                51,500            375,000

         Cancelled ($1.88 - $6.00)  . . . . . . . . . .     (354,000)              (65,000)                 -

         Exercised ($2.25 - $3.38)  . . . . . . . . . .      (34,000)                    -            (11,250)
                                                            --------               -------            -------

         Options outstanding at end
         of period ($1.88 - $6.00)  . . . . . . . . . .      957,500               818,500            832,000
                                                             =======               =======            =======

         Shares available for future grant  . . . . . .      605,250               778,250            764,750
                                                             =======               =======            =======

         As of February 28, 1995, all options were exercisable under the Employee Stock Option Plans.

         In January 1995, the Company granted options to the Company's former Chairman of the Board and former President, Vice Chairman of the Board, and Chief Financial Officer to purchase 50,000 shares each of common stock at a price of $3.71, the fair market value on the date of grant. These options expire five years from the date of grant and were issued as replacement options for options previously granted to said individuals under their previous employment agreements with the Company. On March 8, 1995, the former Chief Operating Officer, pursuant to his prior employment agreement, was granted the option to purchase 50,000 shares of common stock at a price of $2.86, the fair market value on the date of grant. This option replaces options granted to this executive under his previous employment agreement with the Company (see Note 13), and expires on May 15, 1997.

         On October 28, 1994, the six non-employee directors were each granted options to purchase 15,000 common shares at a price of $3.50, the fair market value at the date of grant. On October 28, 1994, two principal officers, pursuant to their employment agreements, were each granted options to purchase 25,000 common shares at a price of $3.50, the fair market value on the date of grant, and one

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         former officer was granted 25,000 options at $3.50, the fair market value at the date of grant.

         All options granted to directors terminate one year after such person ceases to serve as a director.

         On July 7, 1994, a key employee was granted options to purchase 20,000 common shares at a price of $2.88, the fair market value on the date of grant. On May 2, 1994, a key employee was granted options to purchase 2,000 common shares at a price of $3.13, the fair market value on the date of grant.

         On March 30, 1994, the five non-employee directors were each granted options to purchase 15,000 common shares at a price of $2.85, the fair market value on the date of grant. On September 2, 1992, the non-employee directors were each granted options to purchase 15,000 common shares at a price of $6.00, the fair market value on the date of grant. Currently, 60,000 of such options are outstanding of which 45,000 expired in fiscal 1995.

         On March 30, 1994 three principal officers, pursuant to their employment agreements were each granted options to purchase 25,000 common shares at a price of $2.85, the fair market value on the date of grant and one officer pursuant to his employment agreement was granted 25,000 options at $2.75. On September 2, 1992, three principal officers of the Company, pursuant to their employment agreements were each granted options to purchase 100,000 common shares at a price of $6.00, the fair market value on the date of grant.
         These options expire on September 2, 2002.

         On December 16, 1991, the non-employee directors were each granted options to purchase 15,000 common shares at a price of $5.38, the fair market value on the date of grant. Currently, 45,000 of such options
         are outstanding of which 30,000 expired in fiscal 1995.   On October
         2, 1990 three principal officers of the Company, pursuant to their employment agreements, were each granted options to purchase 100,000 common shares at a price of $1.875, the fair market value on the date of grant. These options expire on October 2, 1995.

         In addition, options to purchase 100,000 shares at $5.00 per share have been granted to the former owners of a subsidiary, since certain annual sales goals of that subsidiary were met. These options are exercisable at any time until November 5, 1997.

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         Warrants

         In May 1994, the Board of Directors extended the expiration date of its redeemable warrants issued in June 1986 as part of the Company's initial public offering (the "IPO Warrants") from September 30, 1994 until the close of business on September 30, 1995. The exercise price of these warrants is $6.00 per share. The expiration date of the Class B Warrants (which are exercisable at $10.00 per share) to be issued upon exercise of the IPO Warrants was extended to September 30, 1996. The other terms of the IPO Warrants remain the same. The Company may not issue any common shares pursuant to the exercise of the IPO Warrants and Class B Warrant unless there is a Registration Statement in effect.

12.      MAJOR VENDOR

         During the years ended February 28, 1995 and 1994, one vendor accounted for approximately 55% and 57%, respectively, of the Company's total inventory purchases.

13.      EMPLOYMENT AGREEMENTS

         On October 25, 1993, the Company entered into an employment agreement with a newly hired Executive Vice President and Chief Operating Officer with a base annual compensation of $150,000, increasing 8% per annum through October 25, 1998. However, the Company had the right to terminate the agreement upon failure to reach specified pre-tax income goals. On the date of employment, the executive was awarded 25,000 stock options at a price of $2.88, the closing price of the Company's stock on that date. This agreement was terminated in March 1995, at the time of the resignation of said executive. On March 8, 1995, the Company entered into a consulting agreement with this executive, calling for fees totaling $175,000 to be paid over a two year period commencing May 15, 1995, which has been included in the restructuring charges (see Notes 6 and 11).

         The Company entered into employment agreements with three of its executive officers effective June 1, 1991, with base current annual compensation aggregating $570,800, increasing 10% per annum through May 31, 1996. In addition, the agreements call for the award of bonuses upon the achievement of certain performance levels, as well as the grant of additional stock options. Two of these agreements were terminated in January 1995, at the time of the resignation of said officers. In January, 1995, the Company entered into consulting agreements with

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         each of these officers, calling for fees of approximately $662,000 to be paid through May 31, 1997.

14.      FOURTH QUARTER ADJUSTMENTS

         In connection with the Company's reorganization and changes in management and personnel during fiscal 1995, the Company wrote off approximately $1,800,000 of uncollectable accounts receivable, and increased the provision for bad debt by approximately $858,000. The Company also determined that an adjustment to inventory of approximately $174,000 was needed to accurately state the value of inventory at February 28, 1995.

         The Company increased its accruals for salary, health, and legal expenses by approximately $90,000, $113,000, and $200,000, respectively, to accurately record expenses for the year ended February 28, 1995, and also decreased cost of sales by approximately $295,000 for purchase rebates received from suppliers.

15.      OTHER (INCOME) EXPENSE

                                                              Fiscal Years Ended February 28
                                                      ---------------------------------------------
                                                         1995                1994            1993
                                                      ----------          ---------       ---------
         Contract rights written off                  $        -          $   9,845       $  62,053
         (Gain) loss on sale of assets                    (5,222)             3,860         (32,531)
         Settlement of dispute with vendor              (185,722)                 -               -
         Refunds                                        (131,083)                 -               -
         Other, net                                      (98,844)           (40,071)        (61,836)
                                                      ----------          ---------       ---------
                                                      $ (420,881)         $ (26,366)      $ (32,314)
                                                      ==========          =========       =========

16.      TERMINATED ACQUISITION COSTS

         During fiscal 1993, the Company terminated negotiations regarding the acquisitions of certain health care companies. These costs, in the amount of approximately $395,000, represent inventory advances and professional fees incurred during negotiations.

17.      SUBSEQUENT EVENTS

         On April 5, 1995, the Company entered into an Agreement and Plan of Merger with Premier Pharmacy, Inc., a Delaware corporation ("Premier"), by which the Company

                 CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         is to acquire the operations of Premier by a merger of a wholly-owned subsidiary of the Company into Premier (collectively, the "Premier Transaction"). The cost to acquire Premier is approximately $4,250,000.00, which is to be paid in cash at closing. The merger became effective on May 22, 1995.

         Upon completion of the Premier Transaction, Premier's President and Chief Executive Officer, and its Chief Financial Officer became President and Chief Executive Officer and Chief Financial Officer of the Company. In addition, certain other management positions are being filled by former Premier management.

         Premier is a privately held provider of pharmacy services to nursing homes and hospitals with annualized revenues of approximately $30,000,000. The long term care pharmacy business of Premier is based in the New York metropolitan area and its hospital pharmacy business operates in eight states.

         On May 22, 1995, the Company obtained a three-year secured revolving line of credit for $10,000,000 with Creditanstalt Corporate Finance, Inc. ("Creditanstalt"). The line of credit has an interest rate of prime plus .5%. The Company will be charged a commitment fee of one-quarter of one percent per year, payable quarterly in arrears on the unused average daily balance of the line. The Company was charged a one-time facility fee of $50,000 upon closing of the line of credit. The Company borrowed $9,650,000 of the $10,000,000 line to satisfy outstanding debt of the Company to UJB and a major supplier, to partially finance the Premier Transaction, and for general working capital purposes.

         On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of common stock, a three-year warrant to acquire 0.5 share of common stock at $4.50 per share, and a three-year warrant to acquire 0.4 share of common stock at the exercise price of $5.50 per share. The offering of Units raised $5,840,000 at the price of $3.65 per Unit.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                       FEBRUARY 28, 1995, 1994, AND 1993

- -------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                       COLUMN B                   COLUMN C                 COLUMN D          COLUMN E
===============================================================================================================================
              Description                 Balance at begin-  Charged to costs     Charged to          (1)           Balance at
                                            ning of period     and Expenses     Other Accounts    Deductions      End of Period
- -------------------------------------------------------------------------------------------------------------------------------
Year Ended February 28, 1995:
  Allowance for doubtful accounts              1,387,227        1,385,357                          1,211,351         1,561,233
  Accumulated depreciation and
     amortization of equipment and
     leasehold improvements                    2,866,599          604,723          222,662 (3)        20,040         3,673,944
  Accumulated amortization of goodwill           811,446          311,735                                            1,123,181
  Accumulated amortization of contract
     rights                                      110,841           43,821                                              154,662
  Valuation allowance for deferred
     taxes                                     1,559,000        3,726,000                                            5,285,000
- -------------------------------------------------------------------------------------------------------------------------------
Year Ended February 28, 1994:
  Allowance for doubtful accounts              2,182,375           98,775                            893,923         1,387,227
  Accumulated depreciation and
     amortization of equipment and
     leasehold improvements                    2,257,975          628,748                             20,122         2,866,599
  Accumulated amortization of goodwill           468,204          343,242                                              811,446
  Accumulated amortization of contract
     rights                                       92,606           32,965                             14,730           110,841
  Valuation allowance for deferred
     taxes                                             0        1,559,000                                            1,559,000
- -------------------------------------------------------------------------------------------------------------------------------
Year Ended February 28, 1993:
  Allowance for doubtful accounts                120,684          457,497        1,791,685 (2)       187,491         2,182,375
  Accumulated depreciation and
     amortization of equipment and
     leasehold improvements                    1,873,963          561,121                            177,109         2,257,975
  Accumulated amortization of goodwill           300,517          255,197                             87,510           468,204
  Accumulated amortization of contract
     rights                                       88,962           43,286                             39,642            92,606
  Accumulated amortization of
     covenants                                   285,737          240,490                            526,227                 0
- -------------------------------------------------------------------------------------------------------------------------------

(1) Write-offs of bad debts, disposition of assets and reclassification of certain net receivables.
(2) Allowance for doubtful accounts resulting from purchase transaction of Rombro Health Services Limited on June 19, 1992.
(3) Restructuring charges related to reserve for loss on disposition of assets.

                               INDEX OF EXHIBITS

    Exhibit                                                                                                   Page
    Number                                            Description                                            Number
      2.1       Agreement and Plan of Recognition and Merger, dated March 1, 1992, by and among the
                Registrant, David M. Rombro ("Dave Rombro"), David W. Rombro ("Dave Rombro"), Michael
                Sosnowik, Rombro Health Services Limited ("Rombro") and IMS Acquisition Corp. (the
                "Merger Agreement") -- incorporated by reference to Exhibit 2A to the Registrant's
                Annual Report on Form 10-K for fiscal year ended February 28, 1993 (the "1992 Annual
                Report").

      2.2       Amendment No. 1 to the Merger Agreement, dated May 8, 1992 -- incorporated by reference to Exhibit 2B to the 1992 Annual Report.

      2.3       Amendment No. 2 to the Merger Agreement -- incorporated by reference to Exhibit 2C to the Registrant's Current Report on Form 8-K, dated July 2, 1992 (the "1992 8-K").

      2.4       Agreement, dated May 28, 1992, between Dave Rombro, Dave Rombro, Michael Sosnowik,
                The Stewart Drug Co., Inc. ("Stewart"), Trip R Limited Partnership ("Triple R"),
                Chesapeake Healthcare Systems Limited Partnership ("Chesapeake"), the Registrant and
                Rombro, amending the Merger Agreement -- incorporated by reference to Exhibit 2D to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,
                1993 (the "1992 Annual Report").

      3.1       Certificate of Incorporation of the Registrant, filed May 18, 1973 -- incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for fiscal year ended February 29, 1988 (the "1988 Annual Report").

      3.2       Certificate of Amendment of Certificate of Incorporation of the Registrant, filed
                November 14, 1985 -- incorporated by reference to Exhibit 3B to the 1988 Annual
                Report.

      3.3       Certificate of Amendment of Certificate of Incorporation of the Registrant, filed
                August 10, 1987 -- incorporated by reference to Exhibit 3C to the 1988 Annual Report.

      3.4       Certificate of Amendment of Certificate of Incorporation of the Registrant, filed
                December 24, 1992 -- incorporated by reference to Exhibit 3D to the 1992 Annual
                Report.

      3.5       Restated By-Laws of the Registrant -- incorporated by reference to Exhibit 3C to the
                Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1987 (File
                No. 1-9185) (the "1987 Annual Report").

      3.6       Resolutions of the Board of Directors of the Registrant, dated May 23, 1990, amending
                By-Laws -- incorporated by reference to Exhibit 3E to the Registrant's Annual Report on Form 10-K for fiscal year ended February 28, 1990.

      3.7       Resolutions of the Board of Directors of the Registrant, dated April 29, 1992, amending By-Laws -- incorporated by reference to Exhibit 3G to the 1992 Annual
                Report.

      3.8       Resolution of the Board of Directors of the Registrant, dated March 30, 1994, amending By-Laws -- incorporated by reference to Exhibit 3.8 to the Registrant's
                Annual Report on Form 10-K for fiscal year ended February 28, 1995.

      4.1       Specimen Stock Certificate -- incorporated by reference to Exhibit 4A to the
                Registrant's Registration Statement on Form S-1 (File No. 33-5249) (the "Registration
                Statement").


      4.2       Form of Agreement for Underwriter's Warrants -- incorporated by reference to Exhibit
                4B to the Registration Statement.

      4.3       Specimen Warrant Certificate for Redeemable Warrants -- incorporated by reference to
                Exhibit 4C to the Registration Statement.

      4.4       Warrant Agreement, dated as of June 26, 1986, between the Registrant and J. Henry
                Schroder Bank and Trust Company -- incorporated by reference to Exhibit 4D to the
                1987 Annual Report.

      9.1       Voting Agreement, dated May 22, 1991, among Frank Mandelbaum, Marvin Sirota and
                Norman Pachtman -- incorporated by reference to Exhibit 9A to the Registrant's Annual
                Report on Form 10-K for fiscal year ended February 28, 1991 (the "1991 Annual
                Report").

      9.2       Voting Agreement, dated June 18, 1992, between Dave Rombro, Dave Rombro, Michael
                Sosnowik, Marvin Sirota, Norman Pachtman and Frank Mandelbaum -- incorporated by reference to Exhibit 9A to the 1991 8-K.

     10.1       1986 Stock Option Plan, adopted by the Board of Directors and Shareholders on April
                17, 1986 -- incorporated by reference to Exhibit 10-K to the Registration Statement.*

     10.2       Agreement of Lease, dated September 15, 1986, between the Registrant and Bernard
                Milch -- incorporated by reference to Exhibit 10Q to the Registrant's Post Effective
                Amendment No. 1 (File No. 33-5249).

     10.3       1987 Stock Option Plan, adopted by the Board of Directors on March 11, 1987 and by the Shareholders on July 29, 1987 -- incorporated by reference to Exhibit 10O to the
                1987 Annual Report.*

     10.4       Consulting Agreement, dated May 30, 1992, between the Registrant and The Equity
                Group, Inc., together with Common Stock Purchase Warrants for 20,000 common shares, par value $.01, of the Registrant -- incorporated by reference to Exhibit 10D to the
                1993 Annual Report.

     10.5       Agreement of lease, dated June 19, 1987, between J&J Drug & Medical Service ("J&J
                Drug") and Franklin Associates for 414 Alfred Avenue, Teaneck, New Jersey (the J&J
                Lease") -- incorporated by reference to Exhibit 10Y to the 1988 Annual Report.

     10.6       First Lease Modification to the J&J Lease, dated May 21, 1992 -- incorporated by reference to Exhibit 10F to the 1992 Annual Report.

     10.7       1988 Stock Option Plan, adopted by the Board of Directors on February 26, 1988 and by
                the shareholders on August 17, 1988 -- incorporated by reference to Exhibit 10CC to the 1988 Annual Report.

     10.8       1989 Stock Option Plan, adopted by the Board of Directors on May 24, 1989 and by the shareholders on July 12, 1989 -- incorporated by reference to Exhibit A to the
                Registrant's 1989 Proxy Statement.*

     10.9       Agreement of Lease, dated December 1, 1990, between the Registrant and J. Perry
                Knight -- incorporated by reference to Exhibit 10II to the 1991 Annual Report.

     10.10      1991 Stock Option Plan, adopted by the Board of Directors on May 22, 1991 and by the
                Shareholders on December 16, 1991 -- incorporated by reference to Exhibit 10KK to the
                1991 Annual Report.*

     10.11      Employment Agreement, dated May 22, 1991, between the Registrant and Marvin Sirota --
                incorporated by reference to Exhibit 10NN to the 1991 Annual Report.*


     10.12      Employment Agreement, dated May 22, 1912, between the Registrant and Norman Pachtman
                -- incorporated by reference to Exhibit 10OO to the 1991 Annual Report.*

     10.13      Employment Agreement, dated May 22, 1991, between the Registrant and Frank Mandelbaum
                -- incorporated by reference to Exhibit 10PP to the 1991 Annual Report.*

     10.14      Employment Agreement, dated June 19, 1992, between Rombro and Michael Sosnowik --
                incorporated by reference to Exhibit 10C to the 1991 8-K.*

     10.15      Employment Agreement, dated October 6, 1993, between the Registrant and Charles W.
                Lathrop, Jr.* -- incorporated by reference to Exhibit 10.15 to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

     10.16      Agreement of Lease, dated February 1, 1990, between Triple R and Rombro (the "Rombro
                Lease") -- incorporated by reference to Exhibit 10D to the 1992 8-K.

     10.17      Amendment to the Rombro Lease, dated June 19, 1992, between Triple R and Rombro --
                incorporated by reference to Exhibit 10E to the 1992 8-K.

     10.18      Agreement of Lease, dated October 15, 1990, between Aston Investment Associates and
                Institutional Pharmacy Services, Inc. ("IPS") -- incorporated by reference to Exhibit
                10F to the 1992 8-K.

     10.19      Promissory Note, dated June 19, 1992, made by Stewart in favor of Rombro, together with Guarantee of David W. Rombro ("Dave Rombro"), David M. Rombro ("Dave Rombro")
                and Michael Sosnowik -- incorporated by reference to Exhibit 10G to the 1992 8-K.

     10.20      Promissory Note, dated June 19, 1992, made by Triple R in favor of Rombro, together with Guarantee of Dave Rombro, Dave Rombro and Michael Sosnowik -- incorporated by reference to Exhibit 10H to the 1992 8-K.

     10.21      Promissory Note, dated June 19, 1992, made by Chesapeake in favor of Rombro, together with Guarantee of Dave Rombro, Dave Rombro and Michael Sosnowik -- incorporated by reference to Exhibit 10I to the 1992 8-K.

     10.22      Promissory Note, dated February 17, 1989, made by RAD Pharmacy, Inc. in favor of
                Rombro's Drug Center, Inc. ("Drug Center") -- incorporated by reference to Exhibit
                10J to the 1992 8-K.

     10.23      Guaranty Agreement, dated February 8, 1990, by Rombro, IPS, B.T. Smith, Inc. d/b/a
                Institutional Nutritional Services ("B.T. Smith") and Drug Center, as Guarantor, to
                and for the benefit of First American Bank of Maryland (the "First American Guaranty
                Agreement") -- incorporated by reference to Exhibit 10K to the 1992 8-K.

     10.24      Amendment to the First American Guaranty Agreement, dated June 19, 1992, between
                Rombro, IPS, B.T. Smith and Drug Center, as Guarantor, and First American Bank of
                Maryland -- incorporated by reference to Exhibit 10L to the 1992 8-K.

     10.25      The U.S. Small Business Administration (the "SBA") Certified Development Company
                Program "504" Note, dated February 12, 1990, made by Trip R, Dave Rombro, Dave
                Rombro, Michael J. Rombro, Michael Sosnowik and Rombro in favor of BEDCO Development
                Corp. -- incorporated by reference to Exhibit 10M to the 1992 8-K.

     10.26      Subordination Agreement dated June 19, 1992 between the SBA, BEDCO Development Corp.,
                Rombro and United Jersey Bank (the "Bank") -- incorporated by reference to Exhibit
                10N to the 1992 8-K.


     10.27      Revolving Loan and Security Agreement, dated June 19, 1992, among the Registrant and its subsidiaries named therein and the Bank (the "Loan Agreement") -- incorporated by reference to Exhibit 10O to the 1992 8-K.

     10.28      Third Amendment, dated May 31, 1994, to the Loan Agreement -- incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended February 28, 1995.

     10.29      Amended and Restated Promissory Note, dated May 31, 1994, made by the Registrant and its subsidiaries named therein in favor of the Bank -- incorporated by reference to
                Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

     10.30      Promissory Note, dated January 21, 1992, made by Rombro in favor of Michael J. Rombro
                -- incorporated by reference to Exhibit 10Q to the 1992 8-K.

     10.31      Letter Agreement, dated July 26, 1991, among Rombro, Chesapeake Applied Technologies,
                Inc. ("Chesapeake Applied"), Chesapeake Healthcare and David Catway, individually --
                incorporated by reference to Exhibit 10R to the 1992 8-K.

     10.32      Modification Agreement, dated February 27, 1992, among Rombro, the Registrant,
                Chesapeake Healthcare, Chesapeake Applied and David Catway, individually --
                incorporated by reference to Exhibit 10S to the 1992 8-K.

     10.33      1992 Stock Option Plan, adopted by the Board of Directors on July 14, 1992 and by the
                shareholders on September 2, 1992 -- incorporated by reference to Exhibit B to the
                Registrant's 1992 Proxy Statement.*

     10.34      Agreement of Lease, dated as of October 1, 1992, between Choice Drug Systems of
                Missouri, Inc. and Northview Village, Inc. -- incorporated by reference to Exhibit
                10HH to the 1993 Annual Report.

     10.35      Promissory Note, dated January 29, 1993, made by Rombro in favor of the Supplier --
                incorporated by reference to Exhibit 10II to the 1993 Annual Report.

     10.36      Inventory Purchase Agreement, dated March 30, 1993, between the Registrant and the
                Supplier -- incorporated by reference to Exhibit 10JJ to the 1993 Annual Report.

     10.37      Promissory Note, dated September 20, 1993, made by Choice Drug Systems of Maryland,
                Inc. ("Choice Maryland") in favor of the Supplier -- incorporated by reference to
                Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

     10.38      Promissory Note, dated November 30, 1993, made by the Registrant in favor of the
                Supplier -- incorporated by reference to Exhibit 10.38 to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended February 28, 1995.

     10.39      Agreement, dated December 22, 1993 between the Registrant and Mediquest, Inc. --
                incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form
                10-K for the fiscal year ended February 28, 1995.

     10.40      Agreement, dated December 23, 1993, between the Registrant, Continental Healthcare
                Corporation and Support Services International, Inc.-- incorporated by reference to
                Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.


     10.41      Promissory Note, dated February 22, 1994, made by Choice Maryland and the Registrant in favor of the Supplier -- incorporated by reference to Exhibit 10.41 to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

     21.1       List of Subsidiaries -- incorporated by reference to Exhibit
                21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

     23.1       Consent of Arthur Andersen LLP

* Denotes a management contract or compensatory plan, contract or arrangement.