Form 10-Q
period 1995-05-31
CHOICE DRUG SYSTEMS INC
filed 1995-07-17
CIK 792932

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                              -------------   --------------------

                       COMMISSION FILE NUMBER  0-20606
                                               -------

                           CHOICE DRUG SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                             11-2310352
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

2930 WASHINGTON BOULEVARD, BALTIMORE, MARYLAND                     21230
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANTS'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 646-7373

                                     NONE
- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X     NO
                                   ----      ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE LATEST PRACTICABLE DATE.

            CLASS                                 OUTSTANDING AT MAY 31, 1995
            -----                                 ---------------------------

COMMON STOCK, $.01 PAR VALUE                               9,735,810

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Consolidated Financial Statements

            Consolidated Balance Sheets as of May 31, 1995
            and February 28, 1995                                           1-2
            Consolidated Statements of Operations for the
            three month periods ended May 31, 1995 and 1994                   3

            Consolidated Statement of Changes in Stockholder's
            Equity for the three month period ended May 31, 1995              4

            Consolidated Statements of Cash Flows for the
            three month period ended May 31, 1995 and 1994                    5
            Notes to Unaudited Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Default Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                     May 31,
                                                                      1995         February 28,
                                                                   (Unaudited)        1995
                                                                --------------- ---------------
Current assets:
  Cash                                                          $    1,430,612  $      546,898
  Accounts receivable, net of allowance for doubtful
    accounts of $2,197,230 as of May 31, 1995
    and $1,561,233 as of February 28, 1995                           9,496,658       6,169,272
  Inventories                                                        5,244,451       3,888,163
  Income tax refund receivable                                         500,000         500,000
  Prepaid expenses and other current assets                            977,836         350,568
  Net assets of discontinued operations                                271,170         302,820
                                                                --------------  --------------
                                                                    17,920,727      11,757,721
                                                                --------------  --------------

Equipment and leasehold improvements, net                            2,310,290       1,329,093
                                                                --------------  --------------
Other assets:
  Notes receivable, less current portion                                85,657          94,435
  Security deposits and other assets                                   377,595         509,498
  Deferred financing costs                                             232,436           -
  Goodwill, net of accumulated amortization of $1,202,288 as
    of May 31, 1995 and $1,117,181 as of February 28, 1995          14,243,600       5,521,512
                                                                --------------  --------------
                                                                    14,939,288       6,125,445
                                                                --------------  --------------
                           Total assets                         $   35,170,305  $   19,212,259
                                                                ==============  ==============




  The accompanying notes are an integral part of these financial statements.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   May 31,
                                                                    1995          February 28,
                                                                 (Unaudited)         1995
                                                               ---------------  ----------------
Current liabilities:
  Current portion of long-term debt                             $    1,610,870  $      765,387
  Accounts payable                                                   3,331,813       2,664,143
  Accrued expenses and other current liabilities                     2,837,268       1,702,711
  Accrued restructuring charges                                      1,122,898       1,216,410
                                                                --------------  --------------
               Total current liabilities                             8,902,849       6,348,651
                                                                --------------  --------------

Deferred income taxes                                                  546,497           -
Long-term debt, net of current portion                              15,123,775       7,650,455
Long-term portion of accrued restructuring charges                     435,623         435,623
                                                                --------------  --------------
                                                                    16,105,895       8,086,078
                                                                --------------  --------------

Commitments and contingencies


Stockholders' equity :
  Preferred stock, $.01 par value; 500,000 shares authorized;
     none issued                                                         -               -
  Common stock, $.01 par value; 15,000,000 shares authorized;
    9,735,810 shares issued and outstanding as of May 31, 1995 and 8,120,810 shares issued and outstanding as of
    February 28, 1995                                                   97,358          81,208
  Capital in excess of par                                          22,985,450      17,200,050
  Accumulated deficit                                              (12,921,247)    (12,503,728)
                                                                --------------  --------------
                                                                    10,161,561       4,777,530
                                                                --------------  --------------
              Total liabilities and shareholders' equity        $   35,170,305  $   19,212,259
                                                                ==============  ==============




  The accompanying notes are an integral part of these financial statements.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MAY 31, 1995 AND 1994


                                                                    1995            1994
                                                              --------------- --------------

Net sales                                                     $   10,709,003  $   11,223,028
Cost of sales                                                      6,907,797       6,934,103
                                                              --------------  --------------
        Gross profit                                               3,801,206       4,288,925
                                                              --------------  --------------

Operating expenses:
  Selling and administrative expenses                              4,077,999       3,920,128
  Depreciation                                                       151,819         139,963
  Amortization of intangibles                                         85,107          92,828
  Costs in connection with claims and litigation                           0          72,954
                                                              --------------  --------------
        Total operating expenses                                   4,314,925       4,225,873
                                                              --------------  --------------
          Operating(loss) income from continuing operations         (513,719)         63,052
                                                              --------------  --------------

Non-operating expense (income):
  Interest expense, net                                              215,839         228,629
  Other income                                                       (28,675)        (42,637)
                                                              --------------  --------------
        Total non-operating expense                                 (187,164)        185,992
                                                              --------------  --------------
          Loss from continuing operations before
            income taxes, discontinued operations
            and extraordinary item                                  (700,883)       (122,940)
                                                              --------------  --------------
Income tax (benefit)                                                       0          (6,939)
                                                              --------------  --------------
          Loss from continuing operations before
            extraordinary item                                      (700,883)       (116,001)

Discontinued Operations
Loss from operations of discontinued business segments                     0         (36,874)
                                                              --------------  --------------
Net loss before extraordinary item                                  (700,883)       (152,875)
Extraordinary item - discount on repayment of vendor
  debt not of tax benefit of $107,000                                283,364               0
                                                              --------------  --------------
           Net Loss                                           $     (417,519) $     (152,875)
                                                              ==============  ==============

Net loss per common share:
           Continuing operations                              $        (0.08) $        (0.02)
           Discontinued operations                                      0.00           (0.01)
           Extraordinary item                                           0.03            0.00
                                                              --------------  --------------
                Net loss                                      $        (0.05) $        (0.03)
                                                              ==============  ==============

Weighted average number of shares outstanding                      8,300,267       6,086,810
                                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
      UNAUDTED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1995



                                                Common stock              Capital         Retained
                                         -------------------------       in excess        earnings
                                           Shares         Amount          of par         (deficit)
                                         ----------     -----------  --------------   --------------
Balance, February 28, 1995                8,120,810  $      81,208  $    17,200,050  $  (12,503,728)

Issuance of common stock:
  Stock issued in connection with
  Private Placement, net of related
  expense                                 1,600,000         16,000        5,742,800

  Stock issued in connection with
  exercise of stock options                  15,000            150           42,600

Net loss for the period                                                                    (417,519)
                                          ---------  -------------  ---------------  --------------
Balance, May 31, 1995                     9,735,810  $      97,358  $    22,985,450  $  (12,921,247)
                                          =========  =============  ===============  ==============


  The accompanying notes are an integral part of these financial statements.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MAY 31, 1995 AND 1994


                                                                     1995            1994
                                                                --------------  --------------
Cash flows from operating activities:
  Net loss                                                     $     (417,519) $     (152,875)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Depreciation                                                     151,819         156,498
     Amortization of intangibles                                       85,107          92,828
     Provision for bad debts                                          159,503          68,822
     (Gain) loss on sale of equipment                                    -             (1,745)
     (Gain) on discount of debt repayment to a major vendor          (283,364)           -
  Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
      Decrease in accounts receivable                                 345,207         195,720
      Decrease (increase) in inventories                              135,586        (201,597)
      (Increase) decrease in prepaid expenses and
        other current assets                                         (281,038)         30,545
      (Increase) decrease in other assets                             (88,979)         25,594
      (Decrease) increase in accounts payable and
        accrued expenses                                             (356,287)        (52,118)
      (Increase) decrease in income tax refund receivable                -             (7,370)
                                                               --------------  --------------
   Net cash (used in) provided by operating activities               (549,965)        154,302
                                                               --------------  --------------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                   (130,230)       (125,697)
  Acquisition of Premier Pharmacy, Inc., net of cash acquired      (4,168,872)           -
  Proceeds from notes receivable                                       56,406          64,433
  Proceeds from sale of equipment                                        -              1,745
                                                               --------------  --------------
   Net cash provided by (used in) investing activities             (4,242,696)        (59,519)
                                                               --------------  --------------

Cash flows from financing activities:
  Loan proceeds from Creditanstalt                                  9,650,000            -
  Proceeds from issuance of common stock - net                      5,801,551            -
  Loan proceeds from Counsel Corp.                                    768,250            -
  Net (repayments) of UJB bank debt                                (2,983,303)       (109,707)
  Repayments of other long-term debt                                 (120,834)       (295,553)
  Repayment of debt to a major vendor                              (1,776,064)           -
  Repayment of Premier Pharmacy prior bank indebtedness            (5,536,275)           -
  Principal payments of capital lease obligations                    (126,950)        (49,924)
                                                               --------------  --------------
   Net cash provided by (used in) financing activities              5,676,375        (455,184)
                                                               --------------  --------------

Net increase in cash                                                  883,714        (360,401)
Cash, beginning of period                                             546,898         443,258
                                                               --------------  --------------
         Cash, end of period                                   $    1,430,612  $       82,857
                                                               ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 1995


1.   ORGANIZATION AND BACKGROUND:

     Choice Drug Systems, Inc.(together with its subsidiaries, the "Company" or the "Registrant"), a corporation organized in New York in 1973, is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals, health maintenance organizations and medical surgical entities (each a "Health Care Facility" and collectively, the "Health Care Facilities"). The Company's long-term care and health maintenance organization customers are primarily located in New York, New Jersey, Maryland and Delaware, while the Company's hospital and correctional facility customers are located throughout the United States.

2.   INCOME PER SHARE:

     Net income per share is based on the weighted average number of the Company's common shares outstanding May 1994 and 1995.

3.   BASIS OF PRESENTATION:

     The interim condensed consolidated financial statements of the Company for the three months ended May 31, 1994 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at May 31, 1995 and the results of operations and the cash flows for the three months ended May 31, 1995 and 1994.

     The results of operations for the three month period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A2 as filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995. The balance sheet at February 28, 1995 has been derived from the audited financial statements at that date. Certain interim prior period amounts have been reclassified to conform to the current period presentation.

                  CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

4.   ACQUISITIONS:

     On May 22, 1995, and effective for accounting purposes as of May 31, 1995, the Company acquired PremierPharmacy, Inc. ("Premier"), another institutional pharmacy, for a purchase price of $4.25 million. Premier's operations generate annualized revenues of approximately $30 million, primarily from pharmacy services provided to long-term care facilities and hospitals. In connection with such transaction, Dirk Allison, Chief Executive Officer of Premier, and Don Thompson, Chief Financial Officer of Premier, have been elected as Chief Executive Officer and Chief Financial Officer of the Company, respectively. The unaudited consolidated balance sheet at May 31, 1995 reflects the acquisition of PremierPharmacy, Inc. based on Premier's preliminary financial statements. Pro forma information is being developed and will be filed under cover of Form 8-K/A.

5.   CREDIT FACILITY:

     On May 22, 1995, the Company entered into a three-year revolving line of credit (the "Line of Credit") in the amount of $10,000,000 with Creditanstalt Corporate Finance, Inc. ("CreditAnstalt"). The initial borrowings under the Line of Credit were used in conjunction with funds from the Private Placement (as defined below) to pay off the Company's prior bank indebtedness, pay off Premier's prior bank indebtedness, fund the Premier Acquisition and retire certain other trade debts. The Line of Credit currently bears interest at prime rate plus .5%. In connection with the Line of Credit, the Company paid a facility fee to CreditAnstalt in the amount of $50,000. The Line of Credit is secured by substantially all the assets of the Company. The Line of Credit also replaces a $6,500,000 credit facility at prime rate plus 1.5%.

6.   PRIVATE PLACEMENT:

     On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of Common Stock, a three-year warrant to acquire 0.5 shares of Common Stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 share of Common Stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the Common Stock included in the Units and the Common Stock underlying the related warrants. The offering of Units raised $5,840,000 at a price of $3.65 per Unit.

7.   RESTRUCTURING:

     On February 14, 1995 the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan included the sale of the Company's Medical/Surgical Supply Operations and the closing of the Company's Missouri long-term care pharmacy operation.

     The Company entered into a contract to sell its Medical/Surgical supply operations effective June 1, 1995. On that date the Company formally ceased taking orders for its Medical/Surgical supply products at which time it entered into an arrangement whereby the buyer of its

                   CHOICE DRUG SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                  (CONTINUED)

     Medical/Surgical supply operations would fulfill all customer order requirements outstanding at and subsequent to June 1, 1995.

     The Company formally closed its Missouri operations on June 9, 1995.

8.   DISCONTINUED OPERATIONS:

     In connection with the adoption of a formal restructuring plan (Note 7), the Company determined to discontinue the operations of its mail order pharmacy operations and sell its software division.

     On June 30, 1995, the Company entered into an agreement to sell the assets of its software operations.

     The Company plans to close the operation of its mail order pharmacy business on or about August 1, 1995.

     The net assets and liabilities relating to the mail order and computer software operations have been segregated on the balance sheet from their historic classifications to separately identify them as assets held for sale. Such amounts are summarized at May 31, 1995 as follows:

                     Accounts Receivable                          $363,322
                     Fixed Assets                                    3,211
                     Current Liabilities                          (95,363)
                                                                   ------
                                                                  $271,170
                                                                  ========

9.   TANGIBLE NET WORTH:

     As a result of the Company's past financial performance and the effect of the Premier acquisition, the Company does not currently comply with NASDAQ listing requirements for tangible net worth. The Company has a current negative tangible net worth of $3,554,000. NASDAQ requires a minimum positive tangible net worth of $4,000,000 if a registrant has incurred losses in three of its last four years. The Company attended a meeting with representatives of the Nasdaq Stock Market and is awaiting a decision on its request for an exception to this requirement given that the Company intends to raise additional equity of $8,000,000 to $10,000,000 in a private placement in late August, 1995. Should this exception be denied the Company may be moved to the Nasdaq SmallCap Market or delisted until such time as it has met the tangible net worth requirement or qualified for the Nasdaq SmallCap Market. The Company anticipates a response from the Nasdaq Stock Market on July 19, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                           QUARTER ENDED MAY 31,1995
                  COMPARED WITH THE QUARTER ENDED MAY 31, 1994


OVERVIEW:

     During the first quarter of fiscal year 1996 and continuing into the second quarter of fiscal year 1995 management has actively implemented a corporate restructuring of the Company by concentrating on its core business lines of long-term care pharmacy and correctional pharmacy services. The Company has been successful in developing new revenues in both the long-term care division and the correctional division with much of the new business coming under contract in the months of June, July and August. At the same time the Company has actively worked to sell or close non-core and unprofitable business segments. The Company began in the first quarter and completed in June and July the sale of it's medical surgical operations and software division. The Company has successfully completed the shut-down of the Missouri long-term care operation and began the process for closing it's mail-order operation which is expected to be completed by the end of July, 1995. In addition the Company has taken major steps to reduce it's operating cost through a consolidation of three corporate offices into Baltimore, Maryland, and by reducing overhead cost through a reduction in work force which took place in June, 1995. The effect of these changes will begin to reflect themselves in the results of operations and cash flow of the second and third quarter as the costs associated with these various activities continue to decrease.

     The Company is currently going through a conversion of it's financial systems to a mid-range IBM based platform and has just completed the conversion of it's payroll and human resource systems. The Company is also working on the conversion of all pharmacy systems to a single solution and plans to have several sites converted by the end of the third quarter. Operating expenses are being reviewed and reduced as opportunities are identified and additional steps are being made to improve the billing and collections function of each division. The Company will continue to focus on the reduction of its operating cost as it further integrates the various operations and improves its management information systems. Product costs are being evaluated as the Company implements a new primary wholesaler relationship and purchasing policies. In addition, inventory levels are being reduced as the company works to eliminate excess inventory.

                             RESULTS OF OPERATIONS
                           QUARTER ENDED MAY 31,1995
                  COMPARED WITH THE QUARTER ENDED MAY 31, 1994

                                  (CONTINUED)


     THREE MONTHS ENDED MAY 31, 1995 COMPARED TO THREE MONTHS ENDED MAY 31, 1994

NET REVENUES:

     Net revenues decreased from $11,223,000 to $10,709,000, a decrease of $514,000 or 4.6%. This decrease was primarily attributable to reduced sales in medical/surgical supplies which were not offset by pharmacy sales increases.

COST OF SALES:

     Cost of sales includes the cost of drugs and medical/surgical supplies sold to patients and institutions. Cost of sales decreased from $6,934,000 to $6,908,000 a decrease of less than 1%. As a percentage of sales, cost of sales for the comparable quarter increased from 61.6% to 64.5%. The cost of sales percentage for the first quarter of fiscal year 1996 is comparable to the 64.8% cost of sales percentage for the fiscal year ended February 28, 1995.

SELLING AND ADMINISTRATIVE EXPENSES:

     Selling and administrative expenses excluding depreciation and amortization increased from $3,920,000 to $4,078,000, an increase of $158,000 or 4.0%. This increase was attributable to costs associated with the settlement of amounts owed under an agreement not to compete, costs of consultants and related travel expenses associated with the company's reorganization, and the implementation of a standard bad debt expense accrual. The current periods operating cost do not reflect the majority of the Company's ongoing efforts to reduce payroll and operating costs.

INTEREST EXPENSE:

     Net interest expense decreased from $229,000 to $216,000 a decrease of $13,000. The decrease is primarily attributable to changes in the mix of the Company's debt between the corresponding periods and the changes associated with the CreditAnstalt debt facility, proceeds from the Private Placement and the retirement of vendor debt.

OTHER INCOME:

     Included in other income for the current period is $283,000 arising from the discounting of indebtedness to a major vendor. The vendor debt was retired in May, 1995 in conjunction with the company's Private Placement and the Premier acquisition.

                             RESULTS OF OPERATIONS
                           QUARTER ENDED MAY 31,1995
                  COMPARED WITH THE QUARTER ENDED MAY 31, 1994


                                  (CONTINUED)

NET LOSS:

     Net loss for the period increased to $418,000 from $153,000 in the comparable prior period. This increase is a direct result of the lower gross profit margin on decreased sales and the increases in operating expenses, including the newly implemented bad debt expense accrual, which were not fully offset by the gain on the discounted indebtedness.

                   LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

The Company's net cash used in operating activities was $550,000 for the three month period ended May 31, 1995 compared to the $154,000 net cash provided by operations for the three month period ended May 31, 1994. Cash used by operations for the three month period ended May 31, 1995 resulted from the Company's significant operating loss which included a non-recurring gain on the discount of indebtedness in the amount of $283,000, the reduction of accounts payable and accrued expenses and the increase in prepaid expenses and other current assets which was partially offset by the reduction in accounts receivable and inventories and additions to the allowance for doubtful accounts.

Net cash used in investing activities was $4,243,000 for the three month period ended May 31, 1995 compared to $60,000 for the prior period. This significant increase in cash used in investing activities resulted from the acquisition of PremierPharmacy, Inc. as of May 31, 1995. (See note 4 to the Unaudited Consolidated Financial Statements.)

Cash provided by financing activities was $5,676,000 for the three month period ended May 31, 1995 compared to the $455,000 of cash used in financing activities for the prior period. This significant change resulted from the receipt of $9,650,000 from the loan facility with CreditAnstalt, $5,840,000 received from the private placement of 1,600,000 shares of the Company's common stock and $750,000 from the proceeds of a loan made to the Company by Counsel Corp. These funds were used to retire United Jersey Bank debt in the amount of $2,983,000, retire the debt to a major vendor in the amount of $1,776,000 (which resulted in a gain on the discount of debt in the amount of $283,000) and to retire CreditAnstalt senior debt of $5,536,000 associated with Premier prior to its merger with the Company.

Working capital increased to $9,018,000 from $5,409,000 at May 31, 1995. The increase in working capital resulted from the excess of the receipts from the proceeds of the loan facility with CreditAnstalt and the private placement of 1,600,000 shares of the Company common stock over the funds which were disbursed to retire bank debt, vendor debt and the bank debt of Premier.

The Company's current ratio of May 31, 1995 was 2.01:1 compared to 1.85:1 at February 28, 1995. At May 31, 1995, prior to its merger with the Company, Premier had working capital in the amount of $3,472,000 and a current ratio of 2.50:1.

As previously discussed, a result of its past financial performance and the Premier acquisition, the Company does not comply with current NASDAQ listing criteria for tangible net worth. Steps are being taken to comply with applicable NASDAQ listing criteria, which includes raising approximately $8.0 to $10.0 million in additional capital.

Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities.

     Not Applicable

Item 3.  Default Upon Senior Securities.

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5.  Other Information:

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:

                   (a) The exhibits filed as a part of this Report are listed in the Exhibit Index immediately following the signature page.

                   (b) A report has been filed on Form 8-K, dated May 22, 1995, disclosing a possible change in control of the Registrant involving Counsel Corporation, an Ontario corporation, and the acquisition by merger of PremierPharmacy, Inc. Relevant financial statements will be filed under cover of Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHOICE DRUG SYSTEMS, INC.
                                         -------------------------
                                               (Registrant)


Dated: July 14, 1995                     By:/S/ Don H. Thompson
                                            -------------------
                                            Don H. Thompson
                                            Senior Vice President and Principal
                                            Financial Officer

                                 Exhibit Index


Exhibit No.
- -----------
2.1    Agreement and Plan Merger dated April 5, 1995 by and among Premier
       Pharmacy, Inc., Registrant and a Delaware corporation organized as a wholly owned subsidiary of Registrant (Incorporated by reference to
       Exhibit 2.1 to Registrant's Annual Report on Form 10-K for the year ended
       February 28, 1995 (the "1995 Annual Report Form 10-K"))

4.1 Form of Warrants issued pursuant to Registrant's private offering which closed on May 22, 1995. (Incorporated by reference to Exhibits 4.5 and 4.6 to Registrant's 1995 Annual Report on Form 10-K.)

4.2    Form of Registration Rights Agreement dated as of May 22, 1995 among
       Registrant and investors of such Offering. (Incorporated by reference to Exhibit 4.1 to Registrants Form 8-K dated May 22, 1995).

99.1   Credit Agreement among Registrant and CreditAnstalt Corporate Finance,
       Inc., dated May 19, 1995. (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K.)

       [ARE THERE ANY OTHER MATERIAL CONTRACTS FOR THE QUARTER?]
