Form 10-Q/A
period 1995-05-31
CHOICE DRUG SYSTEMS INC
filed 1995-07-20
CIK 792932

                                   FORM 10-Q/A

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                           QUARTER ENDED MAY 31,1995
                  COMPARED WITH THE QUARTER ENDED MAY 31, 1994


OVERVIEW:

     During the first quarter of fiscal year 1996 and continuing into the second quarter of fiscal year 1996 management has actively implemented a corporate restructuring of the Company by concentrating on its core business lines of long-term care pharmacy and correctional pharmacy services. The Company has been successful in developing new revenues in both the long-term care division and the correctional division with much of the new business coming under contract in the months of June, July and August. At the same time the Company has actively worked to sell or close non-core and unprofitable business segments. The Company began in the first quarter and completed in June and July the sale of it's medical surgical operations and software division. The Company has successfully completed the shut-down of the Missouri long-term care operation and began the process for closing it's mail-order operation which is expected to be completed by the end of July, 1995. In addition the Company has taken major steps to reduce it's operating cost through a consolidation of three corporate offices into Baltimore, Maryland, and by reducing overhead cost through a reduction in work force which took place in June, 1995. The effect of these changes will begin to reflect themselves in the results of operations and cash flow of the second and third quarter as the costs associated with these various activities continue to decrease.

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

Working capital increased to $9,018,000 from $5,409,000 at May 31, 1995. The increase in working capital resulted from the excess of the receipts from the proceeds of the loan facility with CreditAnstalt and the private placement of 1,600,000 shares of the Company's common stock over the funds which were disbursed to retire bank debt, vendor debt and the bank debt of Premier.

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


                                         CHOICE DRUG SYSTEMS, INC.
                                         -------------------------
                                               (Registrant)

Dated: July 20, 1995                     By: /s/ Don H. Thompson
                                             -------------------
                                             Don H. Thompson
                                             Senior Vice President and Principal
                                             Financial Officer

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

27     Financial Data Schedule (for SEC use only)

99.1   Credit Agreement among Registrant and CreditAnstalt Corporate Finance,
       Inc., dated May 19, 1995. (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K.)

