Form 10-Q
period 1995-08-31
CHOICE DRUG SYSTEMS INC
filed 1995-10-16
CIK 792932

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended    August 31, 1995
                                                  -------------------------

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------

                       Commission file number  0-20606
                                              ---------

                        CAPSTONE PHARMACY SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                   11-2310352
       (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                   identification No.)

  2930 Washington Boulevard, Baltimore, MD                  21230-1197
  (Address of principal executive offices)                  (Zip Code)


Registrants's telephone number, including area code:     (410) 646-7373


Choice Drug Systems, Inc.
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                             Outstanding at August 31, 1995
----------------------------               ----------------------------------
Common Stock, $.01 Par Value                            13,323,810

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of
         August 31, 1995 and February 28, 1995                                                1-2

         Consolidated Statements of Operations for the
         three months ended August 31, 1995 and 1994 and
         the six months ended August 31, 1995 and 1994                                          3

         Consolidated Statement of Changes in
         Stockholders' Equity for the six months
         ended August 31, 1995                                                                  4

         Consolidated Statements of Cash Flows for the
         six months ended August 31, 1995 and 1994                                              5

         Notes to Unaudited Consolidated Financial Statements                                 6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                10-16


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     17

Item 2.  Changes in Securities                                                                 17

Item 3.  Default Upon Senior Securities Signatures                                             17

Item 4.  Submission of Matters to a Vote of Security Holders                                   17

Item 5.  Other Information                                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                                      17

SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 August 31,
                                                                                                    1995          February 28,
                                                                                                (Unaudited)            1995
                                                                                                ------------      ------------
Current assets:
  Cash                                                                                          $  4,945,035      $    546,898
  Accounts receivable, net of allowance for doubtful
    accounts of $2,213,000 as of August 31, 1995
    and $1,561,000 as of February 28, 1995                                                        10,469,773         6,169,272
  Due from shareholders   (Note 6)                                                                 1,138,077              -
  Inventories                                                                                      5,099,310         3,888,163
  Income tax refund receivable                                                                       594,955           500,000
  Prepaid expenses and other current assets                                                          594,681           350,568
  Net assets of discontinued operations                                                              218,718           302,820
                                                                                                ------------      ------------
                                                                                                  23,060,549        11,757,721
                                                                                                ------------      ------------

Equipment and leasehold improvements, net                                                          2,378,085         1,329,093
                                                                                                ------------      ------------

Other assets:
  Notes receivable, less current portion                                                              77,050            94,435
  Security deposits and other assets                                                                 489,618           509,498
  Deferred financing costs                                                                           221,996              -
  Goodwill, net of accumulated amortization of $1,365,000 as
    of August 31, 1995 and $1,117,000 as of February 28, 1995                                     14,348,946         5,521,512
                                                                                                ------------      ------------
                                                                                                  15,137,610         6,125,445
                                                                                                ------------      ------------
                           Total assets                                                         $ 40,576,244      $ 19,212,259
                                                                                                ============      ============



  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 August 31,
                                                                                                   1995           February 28,
                                                                                                (Unaudited)            1995
                                                                                                ------------      ------------
Current liabilities:
  Current portion of long-term debt                                                             $    840,798      $    765,387
  Accounts payable                                                                                 4,491,698         2,664,143
  Accrued expenses and other current liabilities                                                   2,146,315         1,702,711
  Accrued restructuring charges                                                                    1,133,019         1,216,410
                                                                                                ------------      ------------
                           Total current liabilities                                               8,611,830         6,348,651
                                                                                                ------------      ------------


Deferred income taxes                                                                                589,964              -
Other long-term liabilities                                                                        1,106,392              -
Long-term debt, net of current portion                                                             4,247,067         7,650,455
Long-term portion of accrued restructuring charges                                                   229,686           435,623
                                                                                                ------------      ------------
                                                                                                   6,173,109         8,086,078
                                                                                                ------------      ------------


Commitments and contingencies


Stockholders' equity :
  Preferred stock, $.01 par value;  500,000 shares authorized;
    none issued                                                                                         -                 -
  Common stock, $.01 par value; 30,000,000 shares authorized at August 31, 1995 and 15,000,000 shares authorized at
    February 28, 1995; 13,323,810 shares issued and outstand-
    ing as of August 31, 1995 and 8,120,810 shares issued and
    outstanding as of February 28, 1995.                                                             133,238            81,208
  Capital in excess of par                                                                        38,307,500        17,200,050
  Accumulated deficit                                                                            (12,649,433)      (12,503,728)
                                                                                                ------------      ------------
                                                                                                  25,791,305         4,777,530
                                                                                                ------------      ------------
                           Total liabilities and shareholders' equity                           $ 40,576,244      $ 19,212,259
                                                                                                ============      ============





  The accompanying notes are an integral part of these financial statements.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended August 31,     Six Months Ended August 31,
                                                               -----------------------------   -----------------------------
                                                                   1995           1994             1995           1994
                                                               ------------   ------------     ------------   ------------
Net sales                                                      $ 16,250,666   $ 11,052,727     $ 26,959,670   $ 22,275,755
Cost of sales                                                    10,151,171      6,805,075       17,058,969     13,739,178
                                                               ------------   ------------     ------------   ------------
        Gross profit                                              6,099,495      4,247,652        9,900,701      8,536,577
                                                               ------------   ------------     ------------   ------------

Operating expenses:
  Selling and administrative expenses                             5,931,893      3,846,090       10,012,938      7,766,216
  Depreciation                                                      222,451        133,038          371,658        273,003
  Amortization of intangibles                                       163,599         92,826          248,706        185,654
  Costs in connection with claims and litigation                          0      3,575,062                0      3,664,640
                                                               ------------   ------------     ------------   ------------
        Total operating expenses                                  6,317,943      7,647,016       10,633,302     11,889,513
                                                               ------------   ------------     ------------   ------------
          Operating (loss) income from continuing
          operations before income taxes, discon-
          tinued operations and extraordinary item                 (218,448)    (3,399,364)        (732,601)    (3,352,936)
                                                               ------------   ------------     ------------   ------------

Non-operating expense (income):
  Interest expense, net                                             329,020        236,910          544,859        465,539
  Other income                                                     (341,442)        (9,766)        (370,551)       (52,403)
                                                               ------------   ------------     ------------   ------------
        Total non-operating expense (income)                        (12,422)       227,144          174,308        413,136
                                                               ------------   ------------     ------------   ------------

          Loss from continuing operations before
          income taxes, discontinued operations
          and extraordinary item                                   (206,026)    (3,626,508)        (906,909)    (3,766,072)

Income taxes (benefit)                                                    0              0                0         (6,939)
                                                               ------------   ------------     ------------   ------------

          Loss from continuing operations before
          discontinued operations and extraordinary
          item                                                     (206,026)    (3,626,508)        (906,909)    (3,759,133)

Discontinued Operations:
Gain on sale of assets of discontinued
  business segments                                                 477,840              0          477,840              0
Income from operations of discontinued
  business segments                                                       0         72,082                0         35,208
                                                               ------------   ------------     ------------   ------------
Net income (loss) before extraordinary item                         271,814     (3,554,426)        (429,069)    (3,723,925)
Extraordinary item:
 Discount on repayment of vendor debt                                     0              0          283,364              0
                                                               ------------   ------------     ------------   ------------
               Net Income (Loss)                               $    271,814   $ (3,554,426)    $   (145,705)  $ (3,723,925)
                                                               ============   ============     ============   ============

Net income (loss) per common share:
           Continuing operations                               $      (0.02)  $      (0.59)    $      (0.10)  $      (0.62)
           Discontinued operations                                     0.05           0.01             0.05           0.01
           Extraordinary item                                          0.00           0.00             0.03           0.00
                                                               ------------   ------------     ------------   ------------
               Net income (loss)                               $       0.03   $      (0.58)    $      (0.02)  $      (0.61)
                                                               ============   ============     ============   ============

Weighted average number of
 shares outstanding                                               9,838,440      6,086,810        9,069,272      6,086,810
                                                               ============   ============     ============   ============


  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1995



                                                            Common stock           Capital         Retained
                                                     -----------------------      in excess        earnings
                                                        Shares       Amount         of par        (deficit)
                                                     ----------    ---------    ------------    -------------
Balance, February 28, 1995                            8,120,810    $  81,208    $ 17,200,050    $ (12,503,728)

Issuance of common stock:
  Stock issued in connection with
  Private Placements, net of related
  expenses                                            5,100,000       51,000      20,804,230

  Stock issued in connection with
  exercise of stock options                             103,000        1,030         303,220

Net loss for the period                                                                              (145,705)
                                                     ----------    ---------    ------------    -------------
Balance, August 31, 1995                             13,323,810    $ 133,238    $ 38,307,500    $ (12,649,433)
                                                     ==========    =========    ============    =============


  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED AUGUST 31, 1995 AND 1994


                                                                               1995                      1994
                                                                           -------------             -------------
Cash flows from operating activities:
  Net loss                                                                 $   (145,705)             $ (3,723,925)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Proposed settlement of litigation                                             -                    3,400,000
     Depreciation                                                               371,658                   273,003
     Amortization of intangibles                                                248,706                   185,654
     Provision for bad debts                                                    212,081                   175,413
     (Gain) loss on sale of equipment                                              -                       (3,045)
     (Gain) on discount of debt repayment to a major vendor                    (283,364)                     -
     (Gain) on the sale of inventory                                            (88,842)                     -
  Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
      (Increase) decrease in accounts receivable                               (681,206)                  771,207
      Decrease (increase) in inventories                                        280,727                  (177,174)
      (Increase) decrease in income tax refund receivable                        (4,495)                   46,032
      Decrease (increase) in prepaid expenses and
        other current assets                                                    156,591                   (26,932)
      (Increase) decrease in other assets                                        (7,216)                      403
      (Decrease) increase in accounts payable, accrued
        expenses and accrued restructuring charges                             (200,952)                  494,328
      (Decrease) in other long term liabilities                                 (67,924)                     -
                                                                           ------------              ------------
   Net cash (used in) provided by operating activities                         (209,941)                1,414,964
                                                                           ------------              ------------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                             (436,344)                 (169,340)
  Acquisition of Premier Pharmacy, Inc., net of cash acquired                (4,168,872)                     -
  Proceeds from notes receivable                                                 84,419                   145,541
  Proceeds from sale of equipment                                                  -                        3,045
                                                                           ------------              ------------
   Net cash provided by (used in) investing activities                       (4,520,797)                  (20,754)
                                                                           ------------              ------------

Cash flows from financing activities:
  Loan proceeds from CreditAnstalt                                            9,650,000                      -
  Loan repayment to CreditAnstalt                                            (9,650,000)                     -
  Proceeds from issuance of common stock - net                               20,021,403                      -
  Loan proceeds from Counsel Corp.                                            1,268,250                      -
  Loan repayment to Counsel Corp.                                            (1,268,250)
  Net borrowings (repayments) of UJB bank debt                               (2,983,303)                 (693,267)
  Repayments of other long-term debt                                           (459,241)                 (632,700)
  Repayment of debt to a major vendor                                        (1,776,064)                     -
  Repayment of PremierPharmacy prior bank indebtedness                       (5,536,275)                     -
  Principal payments of capital lease obligations                              (137,645)                  (78,690)
                                                                           ------------              ------------
   Net cash provided by (used in) financing activities                        9,128,875                (1,404,657)
                                                                           ------------              ------------

Net increase in cash                                                          4,398,137                   (10,447)
Cash, beginning of period                                                       546,898                   443,258
                                                                           ------------              ------------
         Cash, end of period                                               $  4,945,035              $    432,811
                                                                           ============              ============


  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                AUGUST 31, 1995

1.       ORGANIZATION AND BACKGROUND:

         Capstone Pharmacy Services, Inc. (formerly known as Choice Drug Systems, Inc. and together with its subsidiaries, herein referred to as the "Company" or the "Registrant"), a Delaware corporation, is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals, health maintenance organizations and medical/surgical entities (each a "Health Care Facility" and collectively, the "Health Care Facilities"). The Company's long-term care and health maintenance organization customers are primarily located in New York, New Jersey, Maryland and Delaware, while the Company's hospital and correctional facility customers are located throughout the United States.

         On August 28, 1995, at the Annual Meeting of Shareholders, the shareholders of the Company approved a proposal to change the Company's state of incorporation from New York to Delaware pursuant to an Agreement and Plan of Merger. The Agreement and Plan of Merger became effective on October 2, 1995. In addition to the Agreement and Plan of Merger, the shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 15,000,000 to 30,000,000. Effective October 2, 1995, the Company changed its name from Choice Drug Systems, Inc. to Capstone Pharmacy Services, Inc.

2.       INCOME (LOSS) PER SHARE:

         Net income (loss) per share is based on the weighted average number of the Company's common shares outstanding for the three and six month periods ended August 31, 1995 and 1994.


3.       BASIS OF PRESENTATION:

         The interim condensed consolidated financial statements of the Company for the three and six month periods ended August 31, 1995 and 1994 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at August 31, 1995 and the results of operations for the three and six month periods ended August 31, 1995 and 1994 and the related statements of cash flows for the six month periods ended August 31, 1995 and 1994.

         The results of operations for the three and six month periods ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A2 as filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995. The balance sheet at February 28, 1995 has been derived from the audited financial statements at that date. Certain interim prior period amounts have been reclassified to conform to the current period presentation.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                 (CONTINUED)


4.       ACQUISITIONS:

         On May 22, 1995, the Company acquired Premier Pharmacy, Inc. ("Premier"), another institutional pharmacy, for a purchase price of $4.25 million. Premier's operations generate annualized revenues of approximately $30 million, primarily from pharmacy services provided to long-term care facilities and hospitals. In connection with this transaction, Dirk Allison, Chief Executive Officer of Premier, was elected Chief Executive Officer of the Company. The unaudited consolidated balance sheet at August 31, 1995 reflects the acquisition of Premier Pharmacy, Inc. based on the fair value of Premier's assets and liabilities at he purchase date.

         On September 19, 1995, the Company announced that it had signed a letter of intent to acquire Geri-Care Systems, Inc., a Brooklyn, New York privately-held provider of institutional pharmacy services in the New York metropolitan area. Geri-Care generates annualized revenues of approximately $7.2 million. This transaction is expected to close by December 1, 1995.


5.       CREDIT FACILITY:

         On May 22, 1995, the Company entered into a three-year revolving line of credit (the "Line of Credit") in the amount of $10,000,000 with CreditAnstalt Corporate Finance, Inc. ("CreditAnstalt"). The initial borrowings under the Line of Credit were used in conjunction with funds from the Private Placement (as defined below) to repay the Company's prior bank indebtedness, repay Premier's prior bank indebtedness, fund the Premier Acquisition and retire certain other trade debts. The Line of Credit currently bears interest at prime rate plus .5%. In connection with the Line of Credit, the Company paid a facility fee to CreditAnstalt in the amount of $50,000. The Line of Credit is secured by substantially all the assets of the Company. The Line of Credit also replaces a $6,000,000 credit facility at prime rate plus 1.5%.


6.       PRIVATE PLACEMENTS:

         On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of Common Stock, a three-year warrant to acquire 0.5 shares of Common Stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 shares of Common Stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the Common Stock included in the Units and the Common Stock underlying the related warrants. The offering of Units raised proceeds of approximately $5,760,000, net of related expenses at a price of $3.65 per Unit.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  (CONTINUED)


         On August 29, 1995, the Company completed a second private placement of it's common stock. This offering consisted of 3,500,000 shares at a price of $4.38 per share. As of August 31, 1995, $14,000,000 of the proceeds of this offering, had been received by the Company. The balance of the proceeds, $1,138,077 (net of placement commissions) was received on September 5, 1995. The net proceeds of this offering was $15,096,000 net of related expenses including placement commissions. The proceeds of this private placement were used to retire the outstanding debt of $9,650,000 due to CreditAnstalt at August 29, 1995, and for general working capital purposes.


7.       RESTRUCTURING:

         On February 14, 1995 the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan included the sale of the Company's Medical/Surgical Supply Operations and the closing of the Company's long-term care pharmacy operation located in Missouri.

         The Company sold its Medical/Surgical supply operations effective June 1, 1995. On that date the Company formally ceased taking orders for its Medical/Surgical supply products at which time it entered into an arrangement whereby the buyer of its Medical/Surgical supply inventory would fulfill all customer order requirements outstanding at and subsequent to June 1, 1995. The gain on the sale of the Company's Medical/Surgical supply inventory resulted in a gain in the amount of $290,000 which is included in other income for the three and six month periods ended August 31, 1995.

         The Company formally closed its Missouri operations on June 9, 1995.


8.       DISCONTINUED OPERATIONS:

         In connection with the adoption of a formal restructuring plan (Note
         7), the Company decided to discontinue the operations of its mail order pharmacy subsidiary and to sell the assets of its computer software division.

         On June 30, 1995, the Company sold the assets of its computer software division for $700,000 which resulted in a gain in the amount of $478,000 which has been recorded as income from discontinued operations.

         The Company closed its mail order pharmacy business effective July 31, 1995.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                  (CONTINUED)



9.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                       Six Months Ended
                                                                           August 31,
                                                                   -------------------------
                                                                     1995             1994
                                                                   --------         --------
         Cash paid during the period for:

             Interest                                              $ 397,000        $ 463,000

             Taxes                                                 $  44,000        $  35,000



10.      TANGIBLE NET WORTH:

         At August 31, 1995, the tangible net worth of the Company was approximately $11,220,000. On August 31, 1995, the Company was notified by the Nasdaq Stock Market that the Company was in compliance with Nasdaq's continued listing criteria.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  (CONTINUED)



 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General Overview and Status of the Company:

During the first six months of fiscal 1996 the Company has implemented a corporate restructuring plan by concentrating on its core business lines of long-term care pharmacy and correctional pharmacy services. At the same time the Company has worked to sell or close non-core and unprofitable business segments. The Company has developed new revenues in both the long-term care division and the correctional division with much of the new business coming under contract in the three month period ended August 31, 1995.

During the second quarter, the Company was able to sell its medical surgical operations and its computer software division resulting in a gain in the amount of $768,000. The Company has successfully completed the shut-down of its Missouri long-term care operations and has closed its mail-order operations.
In addition, the Company has taken major steps to reduce its operating costs through the consolidation of three corporate offices into one which is located in Baltimore, Maryland and by reducing overhead costs through a reduction in force which took place in June 1995. The effect of these changes has been reflected in the results of the second quarter cash flow and financial results as the costs associated with these various activities have been eliminated.

The Company is in the final stages of a conversion of its financial accounting and accounts payable systems to a mid-range IBM based platform and has completed the conversion of its payroll and human resource systems. The company is involved in the conversion of all pharmacy systems to a single solution and plans to have several sites converted by the end of the third quarter. Operating expenses are being reduced as opportunities are identified. The Company will continue to focus on the reduction of its operating costs as it further integrates the various operations and improves its management information systems.

Cost of goods sold is being reduced as the company continues to focus on its purchase activities. Negotiations are underway which, if successful, could improve primary wholesaler discounts and pricing reductions through direct relationships with certain drug manufacturers. Inventory levels are being reduced and the company is planning to reconfigure certain operations to gain further reductions. The improved cash position has also allowed the company to take advantage of further payment discounts. Personnel costs continue to be reviewed as the company is implementing productivity measurements and objectives for each of the operations. By modification of shifts and changes in procedure the Company has been able to increase productivity while decreasing overtime cost.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  (CONTINUED)



With the announced acquisition of Geri-Care Systems, Inc., the Company has implemented a merger and acquisition strategy as it continues efforts to consolidate regional pharmacy operations in the northeast United States. The Company will continue to develop this strategy to be a low-cost high quality provider of pharmacy services for a broad range of institutional clients.

The results of operations for the three and six month periods ended August 31, 1995, include the following operating information applicable to Premier Pharmacy, Inc. which was acquired effective May 31, 1995:


         Net revenues                                   $ 6,009,000
         Cost of sales                                    3,680,000
         Selling and administrative expenses              2,224,000
         Interest expense                                    34,000
         Other income                                        14,000
         Net income                                           2,600

                             RESULTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 31, 1995
                COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1994


NET REVENUES:

         Net revenues increased to $16,251,000 from $11,053,000, an increase of $5,198,000 or 47.0%. Of this increase, $6,009,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining variance in net revenues was attributable to the exclusion of medical/surgical revenues during the current period compared to the same period last year, net of the increased revenues due to new correctional business added during the quarter.


COST OF SALES:

         Cost of sales includes the cost of drugs sold to patients and institutions. Cost of sales increased to $10,151,000 from $6,805,000. As a percentage of sales, cost of sales for the comparable quarter increased from 61.6% to 62.5%. Cost of sales decreased from 64.5% for the first quarter of 1996 to 62.5% for the second quarter 1996, reflecting the acquisition of Premier Pharmacy, Inc. and improvements in the Company's purchasing activities.


SELLING AND ADMINISTRATIVE EXPENSES:

         Selling and administrative expenses, excluding depreciation and amortization, increased from $3,846,000, or 34.8% of sales to $5,932,000 or 36.5% of sales, an increase of $2,086,000. Of this increase, $2,224,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining variance includes the cost of consultants and travel expenses that were not offset by reductions for selling and administrative expenses of the medical/surgical supply operation and other decreases in operating costs. The company incurred approximately $160,000 in non-recurring costs associated with the reduction in force and reorganization of the company.


INTEREST EXPENSE:

         Net interest expense increased by approximately $92,000 compared to the same quarter in the prior period. Of this increase, $34,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining increase reflects the changes in the Company's mix of debt associated with the CreditAnstalt credit facility.


OTHER INCOME:

         Other income includes a $290,000 gain from the sale of the Company's medical/surgical supply inventory.

                             RESULTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 31, 1995
                COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1994


                                  (CONCLUDED)


NET INCOME (LOSS):

         Net income for the quarter was $272,000 compared to a loss of $3,554,000 for the comparable quarter in the prior period. This increase was primarily attributable to the exclusion of prior period costs in connection with claims and litigation of $3,575,000, and the inclusion of the gain on the sale of subsidiary assets and the gain on the sale of inventory, totaling $768,000, which are included in the current period. In addition, $160,000 of expenses associated with the Company's reduction in force and reorganization was expensed during the three months ended August 31, 1995. The acquisition of Premier Pharmacy, Inc. did not have a material effect on net income for the current period.

                             RESULTS OF OPERATIONS
                        SIX MONTHS ENDED AUGUST 31, 1995
                 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1994


NET REVENUES:

         Net revenues increased to $26,960,000 from $22,276,000, an increase of $4,684,000. Of this increase, $6,009,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining decrease in net revenues was attributable to the exclusion of medical/surgical revenues during the current period compared to the same period last year.


COST OF SALES:

         Cost of sales includes the cost of drugs and medical/surgical supplies sold to patients and institutions. Cost of sales increased to $17,059,000 from $13,739,000, an increase of $3,320,000. Of this increase, $3,680,000 was attributable to the acquisition of Premier Pharmacy and the remaining difference was attributable to the increase in the cost of drugs offset by the exclusion of the cost of medical surgical supplies in the current period.


SELLING AND ADMINISTRATIVE EXPENSES:

         Selling and administration expenses, excluding depreciation and amortization, increased from $7,766,000 to $10,013,000 or $2,247,000.
         Of this increase, $2,224,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining increase is attributable to increased costs relating to the settlement of amounts owed under an agreement not to compete and the cost of consultants and travel expenses, that were not offset by reductions in the selling and administrative expenses of the medical/surgical supply operation and decreases in other operating costs.


INTEREST EXPENSE:

         Net interest expense increased by approximately $79,000 compared to the same period in the prior year. Of this increase, $34,000 was attributable to the acquisition of Premier Pharmacy, Inc. The remaining increase reflects the changes in the Company's mix of debt.


OTHER INCOME:

         Other income includes a $290,000 gain from the sale of the Company's medical/surgical supply inventory and $14,000 arising from the acquisition of Premier Pharmacy, Inc. Other income also includes contractual service fee income in the amount of $36,000.

                             RESULTS OF OPERATIONS
                        SIX MONTHS ENDED AUGUST 31, 1995
                 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1994


                                  (CONCLUDED)


NET INCOME (LOSS):

         Net loss for the six month period ended August 31, 1995 was $146,000 compared to a loss of $3,724,000 for the comparable period in the prior year. This change was primarily attributable to the exclusion of costs in connection with claims and litigation of $3,665,000 in the current period, and the inclusion of the gain on the sale of subsidiary assets and the gain on the sale of inventory, totaling $768,000, which are included in the current period and which were offset by increased operating expenses.

                   LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW
                        SIX MONTHS ENDED AUGUST 31, 1995


The Company's net cash used in operating activities was $210,000 for the six month period ended August 31, 1995 compared to the $1,415,000 net cash provided by operations for the six month period ended August 31, 1994. Cash used by operations for the six month period ended August 31, 1995 resulted from the Company's loss of $146,000 which includes a non-recurring gain on the discount of indebtedness in the amount of $283,000. Other factors affecting the net cash used in operations was the increase in accounts receivable, the reduction of accounts payable and accrued expenses and the decrease in inventories and prepaid expenses and other current assets.

Net cash used in investing activities was $4,521,000 for the six month period ended August 31, 1995 compared to $21,000 for the prior period. This significant increase in cash used in investing activities resulted primarily from the acquisition of Premier Pharmacy, Inc. as of May 31, 1995. (See note 4 to the Unaudited Consolidated Financial Statements.)

Cash provided by financing activities was $9,129,000 for the six month period ended August 31, 1995 compared to the $1,405,000 of cash used in financing activities for the prior period. This change resulted primarily from the receipt of $19,717,000 from the private placement of 5,100,000 shares of the Company's common stock during the six month period ended August 31, 1995.
These funds were used to retire United Jersey Bank debt in the amount of $2,983,000, retire the debt to a major vendor in the amount of $1,776,000 (which resulted in a gain on the discount of debt in the amount of $283,000), and to retire CreditAnstalt senior debt of $5,536,000 associated with Premier Pharmacy, Inc. prior to its merger with the Company. During the six month period ended August 31, 1995, the Company borrowed and repaid $10,918,000 from both CreditAnstalt and Counsel Corp. during the intervening periods between the Company's two private placements of its common stock.

Working capital increased to $14,449,000 at August 31, 1995 from $5,409,000 at February 28, 1995. The increase in working capital resulted primarily from the acquisition of Premier Pharmacy, Inc. ($3,160,000 in working capital at May 31, 1995) and the excess of the receipts from the proceeds of the Company's two private placements of its common stock over the funds which were disbursed to retire bank debt, vendor debt, the acquisition of Premier Pharmacy, Inc. and the retirement of the prior bank debt of Premier Pharmacy, Inc.

The Company's current ratio at August 31, 1995 was 2.68:1 compared to 1.85:1 at February 28, 1995.

PART II.     OTHER INFORMATION


Item 1       Legal Proceedings.

             Not Applicable


Item 2       Changes in Securities.

             As approved by the shareholders of the Company at the annual meeting on August 28, 1995, the Company reincorporated as a Delaware corporation, with new articles of incorporation and bylaws. As a result, the rights of the Company's Shareholders are governed by Delaware law and these new documents. The Company hereby incorporates by reference the text of Exhibits 3.1, 3.2 and 3.3 hereto.


Item 3.      Default Upon Senior Securities.

             Not Applicable


Item 4.      Submission of Matters to a Vote of Security Holders.

             On August 18, 1995, the annual meeting of the stockholders of the Company was held to elect directors to hold office until the next annual meeting and to consider and vote upon seven other matters. The following were elected to serve as directors until the next annual meeting of shareholders.

 Name                              For                Withheld                Broker Non-votes
 ----                              ---                --------                ----------------
 R. Dirk Allison                8,413,277             147,453                          0

 Joseph F. Furlong, III         8,418,477             142,253                          0

 John Haronian                  7,924,627             636,103                          0

 Morris A. Perlis               8,415,427             145,303                          0

 Albert Reichmann               8,415,427             144,903                        400

 Brendan Ryan                   8,418,277             142,453                          0

 Allan C. Silber                8,410,477             150,253                          0

 Edward Sonshine, Q.C.          8,415,477             145,253                          0

 Gail Wilensky, Ph.D.           8,418,227             142,503                          0

 John Zuccotti                  8,411,727             149,003                          0


         A proposal to adopt the Company's 1995 Nonqualified Stock Option Plan for Directors was approved with 6,731,616 shares voted for the proposal, 533,739 voted against, 68,943 shares abstained, broker non-votes of 1,226,432 shares.

         A proposal to adopt the Company's 1995 Nonqualified Stock Option Plan for Key Employees and Directors was approved with 5,624,332 shares voted for the proposal, 1,036,629 voted against, 31,093 shares abstained, broker non-votes of 1,868,676 shares.

         A proposal to amend the Company's 1992 Stock Option Plan to give the Board of Directors the discretion to extend the expiration date of previously granted options for retiring directors was approved, with 7,351,383 shares voted for the proposal, 1,172,979 shares voted against, 36,368 shares abstained, and no broker non-votes.

         A proposal to adopt the Company's Employees Stock Purchase Plan was approved, with 6,912,005 shares voted for the proposal, 385,250 shares voted against, 37,043 shares abstained, and broker non-votes of 1,226,432 shares.

         A proposal to issue up to 3,500,000 shares of Common Stock in connection with a private placement was approved, with 6,428,017 shares voted for the proposal, 230,244 shares voted against, 33,793 shares abstained, and broker non-votes of 1,868,676 shares.

         A proposal to increase the number of authorized shares of the Company's Common Stock from 15,000,000 to 30,000,000 was approved, with 8,295,003 shares voted for the proposal, 244,934 shares voted against, 20,793 shares abstained, and no broker non-votes.

         A proposal to re-incorporate the Company as a Delaware corporation was approved, with 6,937,021 shares voted for the proposal, 194,320 shares voted against, 17,543 shares abstained, and broker non-votes of 1,411,846 shares.


Item 5.      Other Information.

             Not Applicable


Item 6.      Exhibits and Reports on Form 8-K.

             (a) The exhibits filed as part of this report are listed in the Index to Exhibits immediately following the signature page.

             (b) (i) A report on Form 8-K, dated August 30, 1995 was filed by the Company to report information under Item 6 at the request of the Nasdaq Stock Market to verify compliance with certain listing criteria.

                  (ii)A report on Form 8-K, dated May 22, 1995, was filed by the Company to report information under Items 1 and 2 regarding a private placement and an acquisition.

                 (iii) A report on Form 8-K/A, dated May 22, 1995, was filed by the Company to report information under Item 7 regarding financial statements associated with item (b) (ii) above.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAPSTONE PHARMACY SERVICES, INC.
                                            --------------------------------
                                                      (Registrant)





Dated: October 13, 1995                     By: /s/ Don H. Thompson
                                                ------------------------------
                                                Don H. Thompson
                                                Vice President and
                                                Chief Financial Officer

EXHIBIT INDEX


  Exhibit Number

       3.1         Certificate of Incorporation of the Company

       3.2 Certificate of ownership and merger merging Choice Mergeco, Inc into the Company

       3.3         Bylaws of the Company

       27          Financial data schedule (for SEC use only)