Form 10-Q
period 1995-11-30
CAPSTONE PHARMACY SERVICES INC
filed 1996-01-16
CIK 792932

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended             November 30, 1995
                                         ---------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                        Commission file number  0-20606
                                                -------

                        CAPSTONE PHARMACY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 11-2310352
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              identification No.)

2930 Washington Boulevard, Baltimore, MD                         21230-1197
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:     (410) 646-7373


Choice Drug Systems, Inc. (former name); February 28 (ending of former fiscal year)
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at January 12, 1996
----------------------------                     -------------------------------
Common Stock, $.01 Par Value                                14,583,502

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of
           November 30, 1995 and February 28, 1995                                               1-2

           Consolidated Statements of Operations for the
           three months ended November 30, 1995 and 1994 and
           the nine months ended November 30, 1995 and 1994                                        3

           Consolidated Statement of Changes in
           Stockholders' Equity for the nine months
           ended November 30, 1995                                                                 4

           Consolidated Statements of Cash Flows for the
           nine months ended November 30, 1995 and 1994                                            5

           Notes to Unaudited Consolidated Financial Statements                                 6-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 11-16


PART II.OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      17

Item 2.    Changes in Securities                                                                  17

Item 3.    Default Upon Senior Securities Signatures                                              17

Item 4.    Submission of Matters to a Vote of Security Holders                                    17

Item 5.    Other Information                                                                      17

Item 6.    Exhibits and Reports on Form 8-K                                                       17



SIGNATURES                                                                                        18

Part I. Financial Information
Item 1. Financial Statements

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            November 30,
                                                                               1995         February 28,
                                                                            (Unaudited)         1995
                                                                            ------------    ------------
Current assets:
  Cash                                                                      $ 2,383,595     $   546,898
  Accounts receivable, net of allowance for doubtful
    accounts of $1,613,000 as of November 30, 1995
    and $1,561,000 as of February 28, 1995                                   12,011,859       6,169,272
  Inventories                                                                 5,106,537       3,888,163
  Income tax refund receivable                                                  793,427         500,000
  Prepaid expenses and other current assets                                     591,950         350,568
  Net assets of discontinued operations                                         135,897         302,820
                                                                            -----------     -----------
                                                                             21,023,265      11,757,721
                                                                            -----------     -----------
Equipment and leasehold improvements, net                                     2,654,400       1,329,093
                                                                            -----------     -----------
Other assets:
  Notes receivable, less current portion                                         77,289          94,435
  Security deposits and other assets                                            535,124         509,498
  Deferred financing costs                                                      246,382           -
  Goodwill, net of accumulated amortization of $1,481,000 as of
    November 30, 1995 and $1,117,000 as of February 28, 1995                 14,285,364       5,521,512
                                                                            -----------     -----------
                                                                             15,144,159       6,125,445
                                                                            -----------     -----------
                           Total assets                                     $38,821,824     $19,212,259
                                                                            ===========     ===========




  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            November 30,
                                                                               1995         February 28,
                                                                           (Unaudited)         1995
                                                                           -------------    ------------
Current liabilities:
  Current portion of long-term debt                                        $    885,232    $    765,387
  Accounts payable                                                            2,614,725       2,664,143
  Accrued expenses and other current liabilities                              2,119,689       1,702,711
  Accrued restructuring charges                                               1,007,530       1,216,410
                                                                           ------------    ------------
                           Total current liabilities                          6,627,176       6,348,651
                                                                           ------------    ------------

Deferred income taxes                                                           589,964           -
Other long-term liabilities                                                     779,481           -
Long-term debt, net of current portion                                        4,028,777       7,650,455
Long-term portion of accrued restructuring charges                              169,231         435,623
                                                                           ------------    ------------
                                                                              5,567,453       8,086,078
                                                                           ------------    ------------

Commitments and contingencies


Stockholders' equity :
  Preferred stock, $.01 par value;  500,000 shares authorized;
    none issued                                                                   -               -
  Common stock, $.01 par value; 30,000,000 shares authorized at November 30, 1995 and 15,000,000 shares authorized at
    February 28, 1995; 13,575,810 shares issued and outstand-
    ing as of November 30, 1995 and 8,120,810 shares issued and
    outstanding as of February 28, 1995.                                        135,758          81,208
  Capital in excess of par                                                   38,846,829      17,200,050
  Accumulated deficit                                                       (12,355,392)    (12,503,728)
                                                                           ------------    ------------
                                                                             26,627,195       4,777,530
                                                                           ------------    ------------
                           Total liabilities and shareholders' equity      $ 38,821,824    $ 19,212,259
                                                                           ============    ============








  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended November 30,   Nine Months Ended November 30,
                                           -------------------------------   ------------------------------
                                               1995               1994          1995                1994
                                           ------------        -----------   -----------        -----------
Net sales                                   $16,421,664        $10,621,124   $43,381,334        $32,896,879
Cost of sales                                10,126,783          7,445,836    27,185,754         21,446,014
                                            -----------        -----------   -----------        -----------
        Gross profit                          6,294,881          3,175,288    16,195,580         11,450,865
                                            -----------        -----------   -----------        -----------
Operating expenses:
  Selling and administrative expenses         5,770,667          4,835,588    15,706,036         12,923,919
  Depreciation                                  231,952            137,170       603,610            410,172
  Amortization of intangibles                   120,116             92,827       368,822            278,482
  Costs in connection with claims and
    litigation                                        0            971,638             0          4,389,163
                                            -----------        -----------   -----------        -----------
        Total operating expenses              6,122,735          6,037,223    16,678,468         18,001,736
                                            -----------        -----------   -----------        -----------
          Operating income (loss) from
          continuing operations before
          income taxes, discontinued
          operations and extraordinary
          item                                  172,146         (2,861,935)     (482,888)        (6,550,871)
                                            -----------        -----------   -----------        -----------
Non-operating expense (income):
  Interest expense, net                          71,348            229,675       616,207            695,214
  Other income                                  (11,038)          (139,315)     (304,322)          (191,718)
                                            -----------        -----------   -----------        -----------
        Total non-operating expense, net         60,310             90,360       311,885            503,496
                                            -----------        -----------   -----------        -----------
           Income (loss) from continuing
           operations before income taxes,
           discontinued operations and
           extraordinary item                   111,836         (2,952,295)     (794,773)        (7,054,367)
Income tax benefit                             (182,205)           (15,180)     (181,905)           (22,119)
                                            -----------        -----------   -----------        -----------
          Income (loss) from continuing
          operations before discontinued
          operations and extraordinary
          item                                  294,041         (2,937,115)     (612,868)        (7,032,248)
Discontinued Operations:
Gain on sale of assets of discontinued
         business segments, net                       0                  0       477,840                  0
Income from operations of discontinued
         business segments, net                       0             86,000             0            121,208
                                            -----------        -----------   -----------        -----------
Net income (loss) before extraordinary
item                                            294,041         (2,851,115)     (135,028)        (6,911,040)
Extraordinary item:
 Discount on repayment of vendor debt                 0                  0       283,364                  0
                                            -----------        -----------   -----------        -----------
               Net Income (Loss)            $   294,041        $(2,851,115)  $   148,336        $(6,911,040)
                                            ===========        ===========   ===========        ===========
Earnings per share data:
Primary:
           Continuing operations            $      0.02        $     (0.48)  $     (0.06)       $     (1.15)
           Discontinued operations                 0.00               0.01          0.04               0.02
           Extraordinary item                      0.00               0.00          0.03               0.00
                                            -----------        -----------   -----------        -----------
               Net income (loss)            $      0.02        $     (0.47)  $      0.01        $     (1.13)
                                            ===========        ===========   ===========        ===========
Fully Diluted:
           Continuing operations            $      0.02        $     (0.48)  $     (0.05)       $     (1.15)
           Discontinued operations                 0.00               0.01          0.04               0.02
           Extraordinary item                      0.00               0.00          0.02               0.00
                                            -----------        -----------   -----------        -----------
               Net income (loss)                   0.02        $     (0.47)  $      0.01        $     (1.13)
                                            ===========        ===========   ===========        ===========

Weighted average number of shares outstanding:
Primary                                      14,237,976          6,091,206    10,859,759          6,091,206
                                            ===========        ===========   ===========        ===========
Fully Diluted                                14,270,630          6,091,206    11,219,356          6,091,206
                                            ===========        ===========   ===========        ===========


      The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1995



                                                  Common stock             Capital        Retained
                                           -------------------------      in excess       earnings
                                             Shares           Amount       of par         (deficit)
                                           ----------       --------    -----------     ------------
Balance, February 28, 1995                  8,120,810       $ 81,208    $17,200,050     $(12,503,728)

Issuance of common stock:
  Stock issued in connection with
  Private Placements, net of related
  issuance costs                            5,100,000         51,000     20,788,204

  Stock issued in connection with
  exercise of stock options                   355,000          3,550        858,575

Net income for the period                                                                    148,336
                                           ----------       --------    -----------     ------------
Balance, November 30, 1995                 13,575,810       $135,758    $38,846,829     $(12,355,392)
                                           ==========       ========    ===========     ============





  The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                         1995             1994
                                                      -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                   $   148,336     $(6,911,040)
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
     Proposed settlement of litigation                      -           4,000,000
     Depreciation                                         603,610         459,008
     Amortization of intangibles                          368,822         278,482
     Provision for bad debts                              146,448         593,615
     Gain on sale of equipment                              -              (3,045)
     Gain on discount of debt repayment to a
      major vendor                                       (283,364)          -
     Gain on the sale of inventory                        (74,842)          -
  Changes in assets and liabilities, net of effects
      of acquisitions and divestitures:
      (Increase) decrease in accounts receivable       (2,171,939)        202,979
      Decrease (increase) in inventories                  273,500         873,217
      (Increase) decrease in income tax refund
        receivable                                       (202,967)         30,942
      Decrease (increase) in prepaid expenses and
        other current assets                              187,334         (66,329)
      (Increase) decrease in other assets                 (77,108)        233,370
      (Decrease) increase in accounts payable,
        accrued expenses and other current
        liabilities and accrued restructuring
        charges                                        (2,334,658)      2,915,696
      Decrease in other long term liabilities            (455,290)          -
                                                      -----------     -----------
   Net cash (used in) provided by operating
       activities                                      (3,872,118)      2,606,895
                                                      -----------     -----------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements       (944,611)       (211,280)
  Acquisition of Premier Pharmacy, Inc., net of cash   (4,168,872)          -
  Proceeds from notes receivable                           86,955         204,110
  Proceeds from sale of equipment                           -               3,045
                                                      -----------     -----------
   Net cash (used in) investing activities             (5,026,528)         (4,125)
                                                      -----------     -----------
Cash flows from financing activities:
  Loan proceeds from CreditAnstalt                      9,750,000           -
  Loan repayment to CreditAnstalt                      (9,650,000)          -
  Proceeds from issuance of common stock - net         21,701,329          26,250
  Loan proceeds from Counsel Corp.                      1,268,250           -
  Loan repayment to Counsel Corp.                      (1,268,250)          -
  Net repayments of UJB bank debt                      (2,983,303)     (1,244,848)
  Repayments of other long-term debt                     (658,978)     (1,079,693)
  Repayment of debt to a major vendor                  (1,776,064)          -
  Repayment of PremierPharmacy prior bank
     indebtedness                                      (5,536,275)          -
  Principal payments of capital lease obligations        (111,366)       (109,047)
                                                      -----------     -----------
   Net cash provided by (used in) financing
     activities                                        10,735,343      (2,407,338)
                                                      -----------     -----------
Net increase in cash                                    1,836,697         195,432
Cash, beginning of period                                 546,898         443,258
                                                      -----------     -----------
         Cash, end of period                          $ 2,383,595     $   638,690
                                                      ===========     ===========



   The accompanying notes are an integral part of these financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 1995

1.         ORGANIZATION AND BACKGROUND:

           Capstone Pharmacy Services, Inc. (formerly known as Choice Drug Systems, Inc. together with its subsidiaries, herein referred to as the "Company" or the "Registrant"), a Delaware corporation is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals, health maintenance organizations and medical/surgical entities (each a "Health Care Facility" and collectively, the "Health Care Facilities"). The Company's long-term care and health maintenance organization customers are primarily located in New York, New Jersey, Maryland and Delaware, while the Company's hospital and correctional facility customers are located throughout the United States.

           On August 28, 1995, at the Annual Meeting of Shareholders, the shareholders of the Company approved a proposal to change the Company's state of incorporation from New York to Delaware pursuant to an Agreement and Plan of Merger. The Agreement and Plan of Merger became effective on October 2, 1995. In addition to the Agreement and Plan of Merger, the shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 15,000,000 to 30,000,000 shares. Effective October 2, 1995, the Company changed its name from Choice Drug Systems, Inc. to Capstone Pharmacy Services, Inc.

2.         INCOME (LOSS) PER SHARE:

           Net income (loss) per share is based on the weighted average number of the Company's common shares together with the assumed conversion of options and warrants outstanding for the three and nine month periods ended November 30, 1995 and 1994.

3.         BASIS OF PRESENTATION:

           The interim condensed consolidated financial statements of the Company for the nine month periods ended November 30, 1995 and 1994 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at November 30, 1995 and the results of operations for the three and nine month periods ended November 30, 1995 and 1994 and the related statements of cash flows for the nine month periods ended November 30, 1995 and 1994.

           The results of operations for the three and nine month periods ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A2 as filed with the Securities and Exchange Commission for the fiscal year ended February 28, 1995.
           The balance sheet at February 28, 1995 has been derived from the audited financial statements at that date. Certain prior interim period amounts have been reclassified to conform to the current period presentation.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)
4.         ACQUISITIONS:

           In May 1995, the Company acquired PremierPharmacy, Inc. ("Premier"), an institutional pharmacy, for a purchase price of $4.25 million in cash. Premier's operations generate annualized revenues of approximately $24.0 million, primarily from pharmacy services provided to long-term care facilities and hospitals located in the New York metropolitan area and the southeastern United States.

           The Premier acquisition has been accounted for under the purchase method of accounting with the assets and liabilities of Premier recorded at their estimated fair market values at the date of acquisition. Goodwill, representing the excess of acquisition costs over the fair market value of acquired net assets, is amortized over 40 years.

           During January 1996, the Company acquired Geri-Care Systems, Inc. and its affiliate Scripts & Things, Inc. ("Geri-Care") a Brooklyn, New York based provider of institutional pharmacy services. Geri-Care generates annualized revenues of approximately $7.0 million from institutional pharmacy services primarily in the New York metropolitan area.

           In November 1995, the Company announced that it had signed a letter of intent to purchase IMD Corporation ("IMD"), a privately held Chicago, Illinois based provider of institutional pharmacy services. IMD's operations generate annualized revenues of approximately $16.0 million, primarily from nursing homes located in the Chicago metropolitan area.


5.         ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

           The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisition of Premier and the private placement funding this acquisition (Note 7) occurred on March 1, 1994, management estimates that the unaudited pro forma results of operations for the nine months ended November 30, 1995 and 1994 ($000 omitted) would have been:

                                                                              Nine Months Ended November 30,
                                                                              ------------------------------
                                                                                1995                  1994
                                                                              -------                -------
           Net sales                                                          $49,374                $52,091
           Cost of sales                                                       31,063                 32,424
                   Gross profit                                                18,311                 19,667
           Operating expenses including interest and taxes                     20,306                 26,263
           Loss from continuing operations                                     (1,995)                (6,596)
           Discontinued operations                                                478                    121
           Extraordinary item                                                     283                      -
                                                                              -------                -------

                   Net loss                                                   $(1,234)               $(6,475)
                                                                              =======                =======

                   Net loss per common share                                  $  (.08)               $  (.84)
                                                                              =======                =======

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

         These pro forma operating results reflect certain adjustments, including amortization of goodwill acquired and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Premier acquisition been consummated on March 1, 1994, nor are they necessarily indicative of future results.


6.       CREDIT FACILITY:

         On May 22, 1995, the Company entered into a three-year revolving line of credit (the "Line of Credit") in the amount of $10,000,000 with CreditAnstalt Corporate Finance, Inc. ("CreditAnstalt"). The initial borrowings under the Line of Credit were used in conjunction with funds from the Private Placement (as described below) to repay the Company's prior bank indebtedness, repay Premier's prior bank indebtedness, fund the Premier Acquisition and retire certain other trade debts. The Line of Credit currently bears interest at prime rate plus .5%. In connection with the Line of Credit, the Company paid a facility fee to CreditAnstalt in the amount of $50,000. The Line of Credit is secured by substantially all the assets of the Company. The Line of Credit replaces a $6,000,000 credit facility with interest at prime rate plus 1.5%.

         During December, 1995, CreditAnstalt agreed to amend the existing Line of Credit to provide for an increase in borrowings available under the Line of Credit to $15.0 million and to add a term loan facility (the "Term Loan") in the amount of $10.0 million. Availability under the Line of Credit and the Term Loan will be increased to $21.0 million and $14.0 million, respectively, in the event the Company raises at least $7.5 million of additional common equity. Borrowings under the amended Line of Credit and Term Loan are secured by substantially all of the assets of the Company, bear interest at rates of either prime plus .25% or LIBOR plus 1.25% and are subject to other restrictions and loan covenants, all as defined by the underlying agreements.


7.       PRIVATE PLACEMENTS:

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

         On August 29, 1995, the Company completed a second private placement of its common stock. This offering consisted of 3,500,000 shares at a price of $4.38 per share. The net proceeds of this offering were $15,080,000, net of related expenses including placement commissions. There were no warrants issued in connection with this second private placement. The proceeds of this private placement were used to retire the outstanding debt of $9,650,000 due to CreditAnstalt and for general working capital purposes.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

8.       RESTRUCTURING:

         During February 1995, the Company adopted a formal plan of corporate restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan included the sale of the Company's medical/surgical supply operations and the closing of the Company's long-term care pharmacy operation located in Missouri.

         The Company sold its medical/surgical supply operations effective June 1, 1995. On that date, the Company formally ceased taking orders for its medical/surgical supply products at which time it entered into an arrangement whereby the buyer of its medical/surgical supply inventory would fulfill all customer order requirements outstanding at and subsequent to June 1, 1995. The sale of the Company's medical/surgical supply inventory resulted in a gain in the amount of $290,000 which is recorded as other income.

         The Company formally closed its Missouri operations on June 9, 1995.


9.       DISCONTINUED OPERATIONS:

         In connection with the adoption of a formal restructuring plan (Note
         8), the Company decided to discontinue the operations of its mail order pharmacy subsidiary and to sell the assets of its computer software division.

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

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                             Nine Months Ended
                                                                                               November 30,
                                                                                         ------------------------
                                                                                           1995            1994
                                                                                         --------        --------
         Cash paid during the period for:

             Interest                                                                    $606,000        $695,000

             Taxes                                                                       $ 44,000        $ 35,000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview and Status of the Company:

During the nine months ended November 30, 1995, the Company implemented a corporate restructuring plan. Key elements of the plan include concentrating the Company's operating and marketing focus on its core business lines -- long-term care pharmacy and correctional pharmacy services. The Company has also raised additional private equity which has enabled it to reduce debt and initiate a merger and acquisition program intended to further its overall strategy of becoming a low-cost, high quality provider of pharmacy services for a broad range of institutional clients. At the same time, the Company has worked to sell or close non-core and unprofitable business segments.

The Company's third quarter results of operations were favorably impacted by the sale in the second quarter of its unprofitable medical/surgical operations and its computer software division, as well as the shut-down of its Missouri long-term care pharmacy and the closure of its mail order operations. In addition, the Company has continued steps previously initiated to reduce both operating and overhead costs through the consolidation and streamlining of operations and corporate functions. Partially offsetting the improved results of operations were increased legal and other costs associated with the ongoing implementation of the Company's restructuring plan.

Cost of goods sold are being reduced as a result of the Company's continued focus on its purchasing activities to improve primary wholesaler discounts and achieve price advantages. Increased purchasing volume, lower inventory levels relative to sales volume and the reconfiguring of operations are the key elements of the Company's success in reducing cost of sales. The Company continues to implement the plans initiated during the second quarter to improve purchasing efficiency and inventory cost control.

The Company has continued its efforts to consolidate regional pharmacy operations in the northeast United States and to expand its operations into other major metropolitan markets. The Company completed the acquisition of Geri-Care Systems, Inc. during January 1996, which will facilitate further consolidation of the Company's operations in the New York metropolitan area. If the announced acquisition of IMD Corporation is consummated, the Company will greatly expand its existing operations in the Chicago, Illinois metropolitan area.

                   RESULTS OF OPERATIONS, THREE MONTHS ENDED
                   NOVEMBER 30, 1995 COMPARED WITH THE THREE
                         MONTHS ENDED NOVEMBER 30, 1994

NET SALES:

         Net sales increased to $16,421,664 from $10,621,124, an increase of $5,800,540 or 54.6%. Of this increase, approximately $5,900,000 was attributable to the acquisition of PremierPharmacy, Inc. The remaining variance in net revenues was attributable to the exclusion of medical/surgical revenues during the current period compared to the same period last year, net of the increased revenues due to new correctional business added during the quarter.

COST OF SALES:

         Cost of sales includes the cost of drugs sold to patients and institutions. Cost of sales increased to $10,126,783 from $7,445,836. As a percentage of sales, cost of sales for the quarter ended November 30, 1995 was 61.7% compared to 70.1% for the quarter ended November 30, 1994. The higher percentage in the prior period results primarily from an inventory write down correcting the Company's prior application of its gross profit method of accounting for inventories and the recording of a reserve for certain inventory obsolescence. Cost of sales decreased from 62.5% for the second quarter of fiscal 1996 to 61.7% for the third quarter of fiscal 1996, reflecting improvements in the Company's purchasing activities.

SELLING AND ADMINISTRATIVE EXPENSES:

         Selling and administrative expenses, excluding depreciation and amortization, increased from $4,835,588 or 45.5% of sales to $5,770,667 or 35.1% of sales, an increase of $935,079. Of this increase, approximately $2,058,000 was attributable to the acquisition of PremierPharmacy, Inc. The remaining variance includes reductions of selling and administrative expenses due to the sale of the medical/surgical supply operation and other decreases in operating costs partially offset by the increased cost of consultants and travel expenses. During the third quarter of the fiscal 1996, the Company incurred approximately $24,000 in non-recurring legal and other costs associated with the reorganization of the company.

INTEREST EXPENSE:

         Net interest expense decreased by approximately $158,000 compared to the same quarter in the prior year. This decrease results primarily from the retirement of the Company's debt using proceeds of the August 29, 1995 private placement.

INCOME TAXES:

         Included in income tax benefit for the three months ended November 30, 1995 is approximately $179,000 of refundable Federal income taxes in excess of the original estimate. The refund results from the carryback to prior periods of the fiscal 1995 net operating loss for Federal income tax purposes on the Federal income tax returns as filed.

NET INCOME (LOSS):

         Net income for the quarter was $294,041 compared to a net loss of $2,851,115 for the comparable quarter in the prior period. This increase was partially attributable to the inclusion in the prior period of costs in connection with claims and litigation of $971,638. In addition, the acquisition of PremierPharmacy, Inc. contributed approximately $285,000 to net income for the three month period ended November 30, 1995. The remaining variance is due primarily to various business changes many of which are discussed in the captions above.

                    RESULTS OF OPERATIONS, NINE MONTHS ENDED
                      NOVEMBER 30, 1995 COMPARED WITH THE
                      NINE MONTHS ENDED NOVEMBER 30, 1994

NET SALES:

         Net sales increased to $43,381,334 from $32,896,879, an increase of $10,484,455. Of this increase, approximately $11,963,000 was attributable to the acquisition of PremierPharmacy, Inc. Partially offsetting the effect of this acquisition was a decrease in net revenues attributable to the sale of medical/surgical operations during the current period, compared to the same period of last year.

COST OF SALES:

         Cost of sales includes the cost of drugs and medical/surgical supplies sold to patients and institutions. Cost of sales increased to $27,185,754 from $21,446,014, an increase of $5,739,740. Of this increase, approximately $7,220,000 was attributable to the acquisition of PremierPharmacy, Inc. and the remaining difference was primarily attributable to the exclusion of the cost of medical/surgical supplies in the current period.

SELLING AND ADMINISTRATIVE EXPENSES:

         Selling and administrative expenses, excluding depreciation and amortization, increased from $12,923,919 to $15,706,036 or $2,782,117.
         Of this increase, approximately $4,283,000 was attributable to the acquisition of PremierPharmacy, Inc. The remaining variance includes reductions of selling and administrative expenses due to the sale of the medical/surgical supply operation and decreases in other operating costs offset by increased costs relating to the settlement of amounts owed under an agreement not to compete and the increased cost of consultants and travel expenses.

INTEREST EXPENSE:

         Net interest expense decreased by approximately $79,000 compared to the same period in the prior year. This decrease results primarily from the retirement during September 1995 of the Company's debt using proceeds of the August 29, 1995 private placement.

INCOME TAX BENEFIT:

         Included in income tax benefit for the nine months ended November 30, 1995 is approximately $179,000 of refundable Federal income taxes in excess of the original estimate. The refund results from the carryback to prior periods of the fiscal 1995 net operating loss for Federal income tax purposes on the Federal income tax returns as filed.

NET INCOME (LOSS):

         Net income for the nine month period ended November 30, 1995 was $148,336 compared to a net loss of $6,911,040 for the comparable period in the prior year. This change was primarily attributable to costs in connection with claims and litigation of $4,389,163 during the prior period and the inclusion in the current period of the gain on the sale of subsidiary assets and the gain on the sale of inventory, totaling $768,000. The remaining variance is due primarily to various business changes, many of which are discussed in the captions above.

                   LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW
                      NINE MONTHS ENDED NOVEMBER 30, 1995


The Company's net cash used in operating activities was $3,872,118 for the nine month period ended November 30, 1995 compared to the $2,606,895 net cash provided by operations for the nine month period ended November 30, 1994. Cash used in operations for the nine month period ended November 30, 1995 resulted from the increase in accounts receivable, the reduction of accounts payable, accrued expenses and other long term liabilities, partially offset by the decrease in inventories and in prepaid expenses and other current assets.

Net cash used in investing activities was $5,026,528 for the nine month period ended November 30, 1995 compared to $4,125 for the prior period. This significant increase in cash used in investing activities resulted primarily from the acquisition of PremierPharmacy, Inc. in May 1995. (See Note 4 to the Unaudited Consolidated Financial Statements.)

Cash provided by financing activities was $10,735,343 for the nine month period ended November 30, 1995 compared to the $2,407,338 of cash used in financing activities for the prior period. This change resulted primarily from the receipt of $20,839,000 of net proceeds from the private placements of 5,100,000 shares of the Company's common stock during the nine month period ended November 30, 1995. These funds were used to retire United Jersey Bank debt in the amount of $2,983,303, retire the debt to a major vendor in the amount of $1,776,064 (which resulted in an extraordinary gain on the discount of debt in the amount of approximately $283,000), and to retire CreditAnstalt senior debt of $9,650,000. During the nine month period ended November 30, 1995, the Company borrowed and repaid $10,918,250 from both CreditAnstalt and Counsel Corp. incurred during the period between the Company's two private placements of its common stock.

Working capital increased to $14,396,089 at November 30, 1995 from $5,409,070 at February 28, 1995. The increase in working capital resulted primarily from the acquisition of PremierPharmacy, Inc. ($3,160,000 in working capital at May 31, 1995) and the excess of the receipts from the proceeds of the Company's two private placements of its common stock over the funds which were disbursed to retire bank debt and vendor debt, acquire PremierPharmacy, Inc., and retire certain bank debt of PremierPharmacy, Inc.

The Company's current ratio at November 30, 1995 was 3.17:1, compared to 1.85:1 at February 28, 1995.

PART II.     OTHER INFORMATION

Item 1       Legal Proceedings

         Marvin Levin, Gloria Levine, and John McBay v. Capstone Pharmacy Services, Inc., PremierPharmacy, Inc., and Compuscript, Inc., Supreme Court of the State of New York, County of Westchester (No. 19238/95):
         Plaintiffs sold the stock of Compuscript, Inc. ("Compuscript") to PremierPharmacy, Inc. ("Premier") in 1993 pursuant to the terms of a purchase agreement (the "Agreement"). Plaintiffs filed this case on November 15, 1995. Plaintiffs claim Premier, which Registrant has acquired, and Compuscript owe them approximately $1,000,000 under promissory notes delivered to plaintiffs as part of the consideration for plaintiff's Compuscript stock. Plaintiffs claim Compuscript and Premier owe plaintiffs an additional approximately $1,100,000 because of the alleged occurrence of certain events that would give rise to this obligation under the Agreement. Plaintiffs finally claim Registrant is liable to plaintiffs for tortiously interfering with plaintiffs' rights under the Agreement with Premier and Compuscript and under the promissory notes. Plaintiffs seek judgments of $2,100,000 against Premier and Compuscript and of $7,100,000 against Registrant, plus interest and costs. All defendants have answered the Complaint and are vigorously contesting plaintiffs' claims. In addition, Premier has filed a counterclaim against plaintiffs for breaches of certain representations and warranties in the Agreement. Discovery has not yet begun.

         Primary Medical Care, Inc., d/b/a Primary Incontinence Care, Inc. ("Primary"), a subsidiary of the Company, has received notice from the Medicare Part B division of Blue Cross and Blue Shield of Florida, Inc. ("BC/BS"), that Primary owes Medicare Part B approximately $2.5 million dollars as a result of alleged overpayments for certain supplies billed to Medicare by Primary prior to October 20, 1993, related to the care and maintenance of "G-tubes" for patients on enteral or parenteral feeding. BC/BS has indicated that it may forward the refund request to the Health Care Financing Administration ("HCFA") for further recovery actions. Although it is not possible to predict the outcome of this matter with certainty, management believes that it has both legal and equitable defenses to any action for recovery of the amount claimed and intends to vigorously defend against these claims.

Item 2       Changes in Securities:  Not Applicable.

Item 3       Default Upon Senior Securities:  Not Applicable.

Item 4       Submission of Matters to a Vote Security Holders:  Not Applicable

Item 5       Other Information:  Not Applicable

Item 6       Exhibits and Reports on Form 8-K:

             (a) The exhibits filed as part of this report are listed in the Index to Exhibits immediately following the signature page.

             (b) A report on Form 8-K, dated December 31, 1995, was filed by the Company to report information under Item 1 regarding the Geri-Care acquisition. Financial statements have not yet been filed.

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



                                             CAPSTONE PHARMACY SERVICES, INC.
                                             --------------------------------
                                                       (Registrant)




Dated:  January 16, 1996                     By:    /s/  Donald W. Hughes
                                                 -------------------------------
                                                         Donald W. Hughes
                                                        Vice President and
                                                     Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number
2 Agreement and Plan of Merger, dated September 30, 1995, by and among Geri-Care Systems, Inc., Scripts & Things, Inc., Abraham
                Wieder, Raphael Lieberman, Capstone Pharmacy Services, Inc.,
                Geri Mergeco, Inc. and Scripts Mergeco, Inc. (Incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated
                12/31/95).

27              Financial Data Schedule (for SEC use only)