Form 10-Q
period 1996-03-31
CAPSTONE PHARMACY SERVICES INC
filed 1996-05-15
CIK 792932

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March 31, 1996
                                                --------------
                                       OR

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

                                      None
- --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                        Outstanding at May 10, 1996
- ----------------------------                       ------------------------------------

Common Stock, $.01 Par Value                                15,364,540


               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.          FINANCIAL INFORMATION

Item 1.          Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 1996 and December 31, 1995                                                                 1-2

                 Consolidated Statements of Operations for the
                 three months ended March 31, 1996 and 1995                                                             3

                 Consolidated Statement of Changes in
                 Stockholders' Equity for the three months
                 ended March 31, 1996                                                                                   4

                 Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1996 and 1995                                                             5

                 Notes to Unaudited Consolidated Financial Statements                                                 6-9

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                                10-13


PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                     14

Item 2.          Changes in Securities                                                                                 14

Item 3.          Defaults Upon Senior Securities                                                                       14

Item 4.          Submission of Matters to a Vote of Security Holders                                                   14

Item 5.          Other Information                                                                                     14

Item 6.          Exhibits and Reports on Form 8-K                                                                      14



SIGNATURES                                                                                                             15

INDEX  OF  EXHIBITS                                                                                                    16

Part 1.  Financial Information
Item 1.  Financial Statements

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                         March 31,
                                                                           1996         December 31,
                                                                       (Unaudited)          1995
                                                                   ---------------    -----------------
Current assets:
  Cash and cash equivalents                                        $     1,275,941    $      2,763,416
  Accounts receivable, net of allowance for doubtful
    accounts of  $1,721,000  as of March 31,  1996
    and $1,294,000 as of December 31, 1995                              20,107,211          12,646,087
  Inventories                                                            7,237,284           5,023,008
  Refundable income taxes                                                   44,955             828,628
  Prepaid expenses and other current assets                                689,379             688,549
                                                                   ---------------    ----------------
                                                                        29,354,770          21,949,688
                                                                   ---------------    ----------------
Equipment and leasehold improvements, net                                3,790,858           2,692,298
                                                                   ---------------    ----------------
Other assets:
  Notes receivable, less current portion                                    89,404              77,289
  Advances to affiliates                                                         -           2,242,841
  Security deposits and other assets                                       623,140             587,915
  Goodwill, net of accumulated amortization of
    $1,791,000 as of March 31, 1996 and
    $1,554,000 as of December 31, 1995                                  33,706,625          14,580,564
                                                                   ---------------    ----------------
                                                                        34,419,169          17,488,609
                                                                   ---------------    ----------------
                       Total assets                                $    67,564,797    $     42,130,595
                                                                   ===============    ================




       The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                     LIABILITIES AND STOCKHOLDERS'  EQUITY

                                                                       March 31,
                                                                         1996             December 31,
                                                                      (Unaudited)             1995
                                                                   ---------------    ----------------
Current liabilities:
  Accounts payable                                                 $     4,065,506    $      4,671,435
  Accrued expenses and other current liabilities                         2,205,548           1,465,837
  Current portion of long-term debt                                      2,186,302           4,222,608
  Current portion of non-compete agreements                                200,000             200,000
  Accrued restructuring charges                                            595,411             575,349
                                                                   ---------------    ----------------
                                                                         9,252,767          11,135,229
                                                                   ---------------    ----------------
Deferred income taxes                                                      542,787             542,787
Non-compete agreements, net of current portion                             400,000             400,000
Long-term debt, net of current portion                                  24,969,411           2,692,202
Long-term portion of accrued restructuring charges                         374,830             520,640
                                                                   ---------------    ----------------
                                                                        26,287,028           4,155,629
                                                                   ---------------    ----------------
Stockholders' equity:
  Common stock:  $.01 par value; 30,000,000 shares
      authorized at March 31, 1996 and December 31,
     1995;  14,663,002  shares issued and 14,324,540
     shares outstanding as of March 31, 1996  and
     13,610,810  shares issued and outstanding as of
     December 31, 1995                                                     143,245             136,108
  Capital in excess of par                                              43,876,845          38,985,006
  Accumulated deficit                                                  (11,995,088)        (12,281,377)
                                                                   ---------------    ----------------
                                                                        32,025,002          26,839,737
                                                                   ---------------    ----------------
                       Total liabilities and stockholders' equity  $    67,564,797    $     42,130,595
                                                                   ===============    ================





  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995


                                                         Three months ended March 31,
                                                         ----------------------------
                                                             1996            1995
                                                          -----------    -----------
Net sales                                                 $22,027,865    $10,950,534
Cost of sales                                              13,575,566      6,974,972
                                                          -----------    -----------
        Gross profit                                        8,452,299      3,975,562
                                                          -----------    -----------
Operating expenses:
  Selling, general and administrative expenses              7,277,293      4,060,639
  Depreciation and amortization                               569,057        287,121
  Restructuring charges                                             -      2,069,432
                                                          -----------    -----------
        Total operating expenses                            7,846,350      6,417,192
                                                          -----------    -----------

          Income (loss) from operations                       605,949     (2,441,630)
                                                          -----------    -----------
Non-operating expense (income):
  Interest expense, net                                       263,188        212,063
  Other income, net                                           (46,528)       (55,932)
                                                          -----------    -----------
        Total non-operating expense, net                      216,660        156,131
                                                          -----------    -----------
          Income (loss)  before income taxes
          and discontinued operations                         389,289     (2,597,761)
Provision (benefit) for income taxes                          103,000       (118,845)
                                                          -----------    -----------
          Income (loss) from continuing operations            286,289     (2,478,916)

Discontinued operations:
   Loss  from operations of discontinued business
   segments                                                         -       (268,041)

   Loss on disposal of business segments, net                       -       (503,067)
                                                          -----------    -----------
           Net income (loss)                              $   286,289    $(3,250,024)
                                                          ===========    ===========
Earnings per share data:
Primary
    Continuing operations                                 $      0.02    $     (0.30)
    Discontinued operations                                      0.00          (0.10)
                                                          -----------    -----------
           Net  income  (loss)                            $      0.02    $     (0.40)
                                                          ===========    ===========
Fully diluted
    Continuing operations                                 $      0.02    $     (0.30)
    Discontinued operations                                      0.00          (0.10)
                                                          -----------    -----------
           Net  income  (loss)                            $      0.02    $     (0.40)
                                                          ===========    ===========

Weighted average number of  common  shares outstanding:

Primary                                                    16,592,126      8,111,210
                                                          ===========    ===========
Fully diluted                                              16,692,186      8,111,210
                                                          ===========    ===========



            The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1996



                                                        Common stock           Capital
                                                        ------------          in excess     Accumulated
                                                   Shares         Amount     of par value     deficit         Total
                                                 ----------  -------------  ------------- --------------  -------------
Balance,  December 31, 1995                      13,610,810  $     136,108  $ 38,985,006  $  (12,281,377) $  26,839,737

   Common stock issued in connection
   with acquisition                               1,007,692         10,077     7,169,729               -      7,179,806

   Common stock held in escrow                     (338,462)        (3,385)   (2,408,157)              -     (2,411,542)

   Common stock issued in connection
   with the exercise of stock options                44,500            445       130,267               -        130,712

   Net income for the three months
   ended March 31, 1996                                   -              -             -         286,289        286,289
                                                 ----------  -------------  ------------  --------------  -------------
Balance,  March 31, 1996                         14,324,540  $     143,245  $ 43,876,845  $  (11,995,088) $  32,025,002
                                                 ==========  =============  ============  ==============  =============





  The accompanying notes are an integral part of this consolidated financial statement.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995


                                                                      Three months ended March 31,
                                                                     -----------------------------
                                                                         1996           1995
                                                                     ------------  ---------------
Cash flows from (to) operating activities:
  Net income (loss)                                                  $    286,289  $   (3,250,024)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                         569,057         287,121
    Loss on disposal of business segments                                       -         503,067
    Change in assets and liabilities, net of effects from
     acquisition/disposal of businesses:
      (Increase) decrease in accounts receivable                         (787,308)      2,062,040
      (Increase) decrease in inventories                                 (491,121)        631,211
      Decrease in prepaid expenses and
         other current assets                                             769,865         126,907
      Increase in other assets                                             (9,759)       (114,185)
      Decrease in accounts payable                                     (2,515,923)       (699,968)
      Decrease in pre-acquisition advances to affiliates, net            (427,086)              -
      Increase  (decrease) in accrued expenses and
         other current liabilities                                        560,585        (217,845)
      (Decrease) increase in accrued restructuring charges               (125,748)      1,191,023
                                                                     ------------  --------------
   Net cash (used in) provided by operating activities                 (2,171,149)        519,347
                                                                     ------------  --------------
Cash flows from (to) investing activities:
  Purchase of equipment and leasehold improvements                       (328,652)        (53,215)
  Acquisitions, net of cash acquired                                  (17,048,672)              -
  Repayments of notes receivable                                           32,973         100,310
                                                                     ------------  --------------
   Net cash (used in) provided by investing activities                (17,344,351)         47,095
                                                                     ------------  --------------
Cash flows from (to) financing activities:
  Loan proceeds from Creditanstalt                                     20,483,000               -
  Repayment of subsidiary pre-acquisition indebtedness                 (1,800,000)              -
  Proceeds from exercise of stock options                                 130,712          63,500
  Repayments of long-term debt, net                                      (717,144)       (514,188)
  Principal payments of capital lease obligations                         (68,543)        (40,754)
                                                                     ------------  --------------
   Net cash provided by (used in) financing activities                 18,028,025        (491,442)
                                                                     ------------  --------------
Net (decrease) increase in cash and cash equivalents                   (1,487,475)         75,000
Cash and cash equivalents, beginning of period                          2,763,416          25,000
                                                                     ------------  --------------
Cash and cash equivalents, end of period                             $  1,275,941  $      100,000
                                                                     ============  ==============
Supplemental Disclosure of Cash Flows Information
   Cash paid for:
       Interest                                                      $     82,671  $      182,400
                                                                     ============  ==============
       Taxes                                                         $     68,296  $       88,711
                                                                     ============  ==============



  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH  31, 1996

1.       ORGANIZATION AND BUSINESS:

         Capstone Pharmacy Services, Inc. (formerly known as Choice Drug Systems, Inc.), a Delaware corporation, together with its wholly-owned subsidiaries (the "Company") is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations. The Company's long-term care and health maintenance organization customers are primarily located in New York, New Jersey, Maryland, Pennsylvania, Delaware and Illinois, while the Company's hospital and correctional facility customers are located throughout the United States.

         On August 28, 1995, the Company changed its state of incorporation from New York to Delaware. Effective October 2, 1995, the Company changed its name from Choice Drug Systems, Inc. to Capstone Pharmacy Services, Inc. Additionally, effective December 31, 1995, the Company changed its year-end from February 28 to December 31.

2.       INCOME (LOSS) PER SHARE:

         Net loss per common share for the three months ended March 31, 1995 was computed by dividing the net loss by the weighted average number of common shares outstanding. For the three months ended March 31, 1996, primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The amount of common stock equivalents outstanding was computed using the treasury stock method.

3.       BASIS OF PRESENTATION:

         The interim condensed consolidated financial statements of the Company for the three months ended March 31, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the ten
         months ended December 31, 1995.   The balance sheet at December 31,
         1995 has been derived from the audited financial statements at that date.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

         The Company has restated its previously reported fiscal 1995 quarterly results of operations to provide comparable 1995 calendar quarter data to the results of operations presented during 1996. This restatement, presented initially for the three months ended March 31, 1995, required certain adjustments and reclassifications to conform 1995 monthly and quarterly amounts and their presentation to those used in the 1996 quarterly periods.

4.       ACQUISITIONS:

         In May 1995, the Company acquired Premier Pharmacy, Inc. ("Premier"), an institutional pharmacy, for a purchase price of $4.25 million in cash. Premier's operations generate annualized revenues of approximately $24.0 million, primarily from pharmacy services provided to long-term care facilities and hospitals located in the New York metropolitan area and the southeastern United States.

         During January 1996, the Company acquired Geri-Care Systems, Inc. and its affiliate Scripts & Things, Inc. ("Geri-Care") a Brooklyn, New York based provider of institutional pharmacy services. Geri-Care generates annualized revenues of approximately $7.0 million from institutional pharmacy services primarily in the New York metropolitan area. The Agreement and Plan of Merger between the selling shareholders of Geri-Care and the Company provides for, among other things, the future payment of additional shares (338,462) of the Company's common stock based on certain circumstances defined in the agreement. At closing, the additional shares were issued and placed into an escrow account and have been accounted for as a reduction of outstanding shares in the accompanying consolidated balance sheets.

         In February 1996, the Company acquired IMD Corporation ("IMD"), a Chicago, Illinois based provider of institutional pharmacy services.
         The purchase price was approximately $15.5 million in cash.   IMD's
         operations generate annualized revenues of approximately $18.0 million, primarily from nursing homes located in the Chicago metropolitan area.

         The Premier, Geri-Care, and IMD acquisitions have been accounted for under the purchase method of accounting with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. Goodwill, representing the excess of acquisition cost over the fair market value of the net assets acquired, is amortized over 40 years.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

5.       ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

         The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisition of Premier and the private placement funding for this acquisition (Note 7) and the acquisition of Geri-Care and IMD and the bank borrowings used to fund the IMD acquisition (Note 6) occurred on January 1, 1995, management estimates that the unaudited pro forma results of operations for the three months ended March 31, 1996 and 1995 ($000 omitted) would have been:

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                           1996                        1995
                                                                           ----                        ----
         Net sales                                                      $    26,386                  $ 23,656
         Cost of sales                                                       16,060                    14,423
                                                                        -----------                  --------
                 Gross profit                                                10,326                     9,233
         Operating expenses including interest and taxes                      9,671                     9,548
                                                                        -----------                  --------
         Income (loss) from continuing operations                               655                      (315)
         Restructuring charges                                                    -                     2,069
         Discontinued operations                                                  -                       771
                                                                        -----------                  --------

                 Net income (loss)                                      $       655                  $ (3,155)
                                                                        ===========                  ========

                 Net income (loss) per common share                     $       .04                  $   (.34)
                                                                        ===========                  ========

         These pro forma operating results reflect certain adjustments, including amortization of goodwill acquired, incremental interest expense and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Premier, Geri-Care and IMD acquisitions been consummated on January 1, 1995, nor are they necessarily indicative of future results.

6.       CREDIT FACILITY:

         The Company maintains a Line of Credit and a term loan facility (the "Term Loan") with CreditAnstalt-Bankverein under which borrowings of up to $15.0 million on the Line of Credit and up to $10.0 on the Term Loan are available. Borrowings under the agreement are secured by substantially all of the assets of the Company. Amounts available to be borrowed under this agreement are based upon levels of accounts receivable and inventory. The Line of Credit bears interest at prime plus .25% and the Term Loan bears interest at the prevailing LIBOR rate plus 1.25%. Borrowings under both facilities are subject to other provisions and covenants, all as defined by the underlying agreement. One such provision resulted in the increase of available borrowings under the Line of Credit and Term Loan to $21.0 million and $14.0 million, respectively, following completion of the April 18, 1996 private placement, more fully described in Note 7.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 (CONTINUED)
7.       PRIVATE PLACEMENTS:

         On December 16, 1994, the Company entered into a Stock Purchase Agreement with Counsel Corporation, an Ontario corporation ("Counsel"), pursuant to which Counsel acquired 2,000,000 shares of the Company's common stock for net proceeds of approximately $7,191,000. Counsel was also granted two three-year warrants, the first of which grants Counsel the right to purchase up to 1,000,000 shares of the Company's common stock at the exercise price of $4.50 per share, and the second of which grants Counsel the right to acquire up to 800,000 shares of the Company's common stock at the exercise price of $5.50 per share.

         On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of Common Stock, a three-year warrant to acquire 0.5 shares of Common Stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 shares of Common Stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the Common Stock included in the Units and the Common Stock underlying the related warrants. The offering of Units raised proceeds of approximately $5,760,000, net of related expenses at a price of $3.65 per Unit. The proceeds of the private placement were used in part to fund the acquisition of Premier.

         On August 29, 1995, the Company completed a private placement of its common stock. This offering consisted of 3,500,000 shares at a price of $4.38 per share. The net proceeds of this offering were $15,080,000, net of related expenses including placement commissions. There were no warrants issued in connection with this second private placement.

         On April 18, 1996, the Company completed a private placement of its common stock. This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this offering, $8,370,000 net of related expenses including placement commissions, increased the Company's net worth so that its tangible net worth meets the requirements of the Nasdaq stock market. There were no warrants issued in connection with this third private placement.

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

         On June 30, 1995, the Company sold the assets of its computer software division and closed its mail order pharmacy business, effective July 31, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview and Status of the Company:

The Company, during the three months ended March 31, 1995, implemented a corporate restructuring plan. Key elements of the plan included concentrating the Company's operating and marketing focus on its core business lines - - long-term care pharmacy and correctional pharmacy services. The Company has as part of this plan raised additional private equity, which has enabled it to reduce debt and initiate a merger and acquisition program intended to further its overall strategy of becoming a low-cost, high quality provider of pharmacy services for a broad range of institutional clients. At the same time, the Company has worked to sell or close non-core and unprofitable business segments.

In addition, the Company has continued steps previously initiated to reduce both operating and overhead costs through the consolidation and streamlining of operations and corporate functions. Partially offsetting the improved results of operations were increased legal and other costs associated with the ongoing implementation of the Company's restructuring plan.

Cost of goods sold are being reduced as a result of the Company's continued focus on its purchasing activities to improve primary wholesaler discounts and achieve price advantages. Increased purchasing volume, lower inventory levels relative to sales volume and the reconfiguring of operations are the key elements of the Company's success in reducing cost of sales. The Company continues to pursue the plans initiated during the first quarter of 1995 to improve purchasing efficiency and inventory cost control.

The Company has continued its efforts to consolidate regional pharmacy operations in the northeast United States and to expand its operations into other major metropolitan markets. The Company completed the acquisitions of PremierPharmacy, Inc. in May 1995; Geri-Care Systems, Inc. in January 1996; and IMD Corporation in February 1996.

                   RESULTS OF OPERATIONS, THREE MONTHS ENDED
                     MARCH 31, 1996 COMPARED WITH THE THREE
                          MONTHS ENDED MARCH 31, 1995

NET SALES:

         Net sales increased to $22,027,865 from $10,950,534, an increase of $11,077,331 or 101.2%. Of this increase, approximately $10,640,000 was attributable to the acquisitions of Premier, Geri-Care, and IMD. Net sales on a comparable Company basis increased by approximately $1,482,000 or 13.5%, after giving effect to the elimination of medical/surgical sales which were included in the prior period and the increase in sales to correctional facilities during the first quarter of 1996.

COST OF SALES:

         Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $13,575,566 from $6,974,972, an increase of $6,600,594 or 94.6%. Of this increase, approximately $6,431,000 or 97.4% was attributable to acquisitions and the remainder resulted from increased sales volumes.

SELLING AND ADMINISTRATIVE EXPENSES:

         Selling and administrative expenses, excluding depreciation and amortization of goodwill, increased by $3,216,564 from $4,060,639 to 7,277,293 or 79.2%. Of this increase, approximately $3,398,000 was attributable to acquisitions. On a comparable company basis, selling and administrative expenses decreased by approximately $181,000, or 4.5%, as the result of the Company's continued cost containment efforts.

DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization increased by $281,936, or 98.2% compared to the same period in the prior year. Of this increase, $153,898, or 54.6%, is attributable to depreciation which relates to acquisitions. Amortization of goodwill increased by approximately $156,000 in the current period as a result of acquisitions.

INTEREST EXPENSE:

         Net interest expense increased by $51,125, or 24.1%, compared to the same period in the prior year. This increase results from the increase in bank debt which was incurred in connection with the acquisition of IMD.

INCOME TAXES:

         Income taxes consist of accruals and adjustments for state and local income taxes based upon apportioned state taxable income. The Federal income tax provision has been reduced to zero by the anticipated utilization of net operating loss carry forwards.

                   RESULTS OF OPERATIONS, THREE MONTHS ENDED
                     MARCH 31, 1996 COMPARED WITH THE THREE
                          MONTHS ENDED MARCH 31, 1995
                                  (Continued)

NET INCOME (LOSS):

         Net income for the three months ended March 31, 1996 was $286,289 compared to a net loss of $3,250,024 for the comparable period of the prior year. This change is primarily attributable to restructuring charges in the amount of $2,069,432 recorded during the prior period and the loss from operations of discontinued business segments and the loss on disposal of business segments aggregating $771,108 which are included in the prior period. Excluding the restructuring charges discussed above, income from operations increased by $978,147 to $605,949 for the three months ended March 31, 1996.

                   LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW
                       THREE MONTHS ENDED MARCH 31, 1996

         The Company's net cash used in operating activities was $2,171,149 for the three months ended March 31, 1996 compared to the $519,347 net cash provided by operating activities for the three months ended
         March 31, 1995. Cash used in operating activities for the three months ended March 31, 1996 resulted from increases in accounts receivable and inventories, the reduction of accounts payable, accrued expenses and other long term liabilities, partially offset by the decrease in prepaid expenses and other current assets.

         Net cash used in investing activities was $17,344,351 for the three months ended March 31, 1996 compared to $47,095 net cash provided by investing activities for the prior period. Of the first quarter 1996 amount, $17,048,672 was attributable to the acquisitions of Geri-Care and of IMD.

         Cash provided by financing activities was $18,028,025 for the three months ended March 31, 1996 compared to the $491,442 of cash used in financing activities for the prior period. During the period ended March 31, 1996, the Company borrowed $20,483,000 from CreditAnstalt as a source of funding for the acquisitions. A portion of these borrowed funds, $1,800,000, were used to repay certain pre-acquisition indebtedness of one of the acquired companies.

         Working capital increased to $20,102,003 at March 31, 1996 from $10,814,459 at December 31, 1995. Generally, such changes result from long-term acquisition financing and the impact on the balance sheet of assets acquired and liabilities assumed.

         The Company's current ratio at March 31, 1996 was 3.17:1, compared to 1.97:1 at December 31, 1995.

PART II.     OTHER INFORMATION


Item 1       Legal Proceedings

             Not Applicable

Item 2       Changes in Securities

             Not Applicable


Item 3       Defaults Upon Senior Securities

             Not Applicable


Item 4       Submission of Matters to a Vote of Security Holders.

             Not Applicable


Item 5       Other Information

             Not Applicable


Item 6       Exhibits and Reports on Form 8-K

             a) The exhibits filed as a part of this Report are listed in the Exhibit Index immediately following the signature page.

             b) Reports on Form 8-K filed in the first three months of 1996.

             Date Filed                   Report Name
             ----------                   -----------

             1/08/96     Current Report on Form 8-K dated December 31, 1995
             3/08/96     Current Report on Form 8-K/A dated December 31, 1995
             3/15/96     Current Report on Form 8-K dated February 29, 1996
             3/20/96     Current Report on Form 8-K dated March 20, 1996

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



                                        CAPSTONE PHARMACY SERVICES, INC.
                                        --------------------------------
                                                   (Registrant)




Dated:  May 15, 1996                    By:    /S/ Donald W. Hughes
                                               -------------------------------
                                                       Donald W. Hughes
                                                       Vice President and
                                                       Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit
Number                                Description
- ------                                -----------
    2.1          Asset Purchase Agreement dated February 29, 1996, by and among IMD Corporation, Dennis Ruben, the
                 Trust, Illinois Pharmacy Acquisition Co. and Capstone Pharmacy Services, Inc. (incorporated by reference to Exhibit 2 to Form 8-K dated February 29, 1996.)

    3.1          Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to
                 Form 10Q for period ending August 30, 1995.)

    3.2          Certificate of Ownership and Merger Merging Choice Mergeco, Inc. into Choice Drug Systems, Inc.
                 (incorporated by reference to Exhibit 3.2 to form 10Q for period ending August 30, 1995).

    3.3          Bylaws of Choice Drug Systems, Inc. (Incorporated by reference to Exhibit 3.3 to Form 10Q for period ending August 30, 1995.)

   10.1          Form of Second Amendment to Registration Rights Agreement dated March 20, 1996.

   10.2          Form of Third Amendment to Registration Rights Agreement dated April 11, 1996.

   10.3          Form of Registration Rights Agreement dated April 17, 1996.

   27            Financial Data Schedule.  (for SEC use only)
