Form 10-Q
period 1996-06-30
CAPSTONE PHARMACY SERVICES INC
filed 1996-08-14
CIK 792932

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                       Commission file number  0-20606

                        CAPSTONE PHARMACY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    11-2310352
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    identification No.)

2930 Washington Boulevard, Baltimore, MD                  21230-1197
(Address of principal executive offices)                  (Zip Code)


Registrants's telephone number, including area code:     (410) 646-7373

                                      None
- ------------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

  Class                                          Outstanding at August 13, 1996

     Common Stock, $.01 Par Value                                20,071,545

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 June 30, 1996 and December 31, 1995                                     1-2

                 Consolidated Statements of Operations for the
                 three and six month periods ended June 30, 1996 and 1995                  3

                 Consolidated Statement of Changes in
                 Stockholders' Equity for the six months
                 ended June 30, 1996                                                       4

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1996 and 1995                                   5

                 Notes to Unaudited Consolidated Financial Statements                   6-10

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   11-15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                16

Item 2.  Changes in Securities                                                            16

Item 3.  Defaults Upon Senior Securities                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                              16

Item 5.  Other Information                                                                17

Item 6.  Exhibits and Reports on Form 8-K                                                 17



SIGNATURES                                                                                18

INDEX  OF  EXHIBITS                                                                       19

Part 1. Financial Information
Item 1. Financial Statements

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                             June 30,
                                                               1996        December 31,
                                                           (Unaudited)         1995
                                                           -----------     ------------
Current assets:
  Cash and cash equivalents                                $ 1,391,663     $ 2,763,416
  Accounts receivable, net of allowance for doubtful
    accounts of $1,422,000 as of June 30, 1996
    and $1,294,000 as of December 31, 1995                  21,081,613      12,646,087
  Inventories                                                7,407,978       5,023,008
  Refundable income taxes                                      131,000         828,628
  Prepaid expenses and other current assets                  1,312,042         688,549
                                                           -----------     -----------
                                                            31,324,296      21,949,688
                                                           -----------     -----------
Equipment and leasehold improvements, net                    3,838,881       2,692,298
                                                           -----------     -----------

Other assets:
  Notes receivable, less current portion                        89,404          77,289
  Advances to affiliates                                          --         2,242,841
  Security deposits and other assets                           681,135         587,915
  Goodwill, net of accumulated amortization of
    $2,057,000 as of June 30, 1996 and
    $1,554,000 as of December 31, 1995                      33,842,246      14,580,564
                                                           -----------     -----------
                                                            34,612,785      17,488,609
                                                           -----------     -----------
        Total assets                                       $69,775,962     $42,130,595
                                                           ===========     ===========





The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,
                                                               1996        December 31,
                                                           (Unaudited)         1995
                                                           -----------     ------------
Current liabilities:
  Accounts payable                                         $ 3,337,882     $ 4,671,435
  Accrued expenses and other current liabilities             1,628,984       1,465,837
  Current portion of long-term debt                          2,125,087       4,222,608
  Current portion of non-compete agreements                    200,000         200,000
  Accrued restructuring charges                                518,639         575,349
                                                           -----------     -----------
                                                             7,810,592      11,135,229
                                                           -----------     -----------

Deferred income taxes                                          542,787         542,787
Non-compete agreements, net of current portion                 400,000         400,000
Long-term debt, net of current portion                      19,784,552       2,692,202
Long-term portion of accrued restructuring charges             207,734         520,640
                                                           -----------     -----------
                                                            20,935,073       4,155,629
                                                           -----------     -----------

Stockholders' equity:
  Common stock: $.01 par value; 30,000,000 shares
    authorized at June 30, 1996 and December 31,
    1995; 15,836,565 shares issued and 15,498,103
    shares outstanding as of June 30, 1996 and
    13,610,810 shares issued and outstanding as of
    December 31, 1995                                          154,981         136,108
  Capital in excess of par                                  52,377,769      38,985,006
  Accumulated deficit                                      (11,502,453)    (12,281,377)
                                                           -----------     -----------
                                                            41,030,297      26,839,737
                                                           -----------     -----------
        Total liabilities and stockholders' equity         $69,775,962     $42,130,595
                                                           ===========     ===========





The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended June 30,      Six months ended June 30,
                                                          ---------------------------     ---------------------------
                                                             1996            1995            1996            1995
                                                          -----------     -----------     -----------     -----------
Net sales                                                 $24,119,216     $12,384,154     $46,147,081     $23,140,073
Cost of sales                                              15,270,022       7,940,181      28,845,588      14,846,725
                                                          -----------     -----------     -----------     -----------
        Gross profit                                        8,849,194       4,443,973      17,301,493       8,293,348
                                                          -----------     -----------     -----------     -----------

Operating expenses:
  Selling,general and administrative expenses               7,175,704       4,777,552      14,452,997       8,650,798
  Depreciation and amortization                               592,648         281,752       1,161,705         563,466
  Costs relating to pharmacy closure                          246,446            --           246,446            --
  Restructuring charges                                          --            (5,802)           --         2,063,630
                                                          -----------     -----------     -----------     -----------
        Total operating expenses                            8,014,798       5,053,502      15,861,148      11,277,894
                                                          -----------     -----------     -----------     -----------

        Operating income (loss) from continuing
        operations before income taxes, discon-
        tinued operations and extraordinary item              834,396        (609,529)      1,440,345      (2,984,546)
                                                          -----------     -----------     -----------     -----------
Non-operating expense (income):
  Interest expense, net                                       421,427         252,749         684,615         465,029
  Other income, net                                           (48,704)       (314,268)        (95,232)       (370,200)
                                                          -----------     -----------     -----------     -----------
        Total non-operating expense (income), net             372,723         (61,519)        589,383          94,829
                                                          -----------     -----------     -----------     -----------

        Income (loss) from continuing operations
        before income taxes, discontinued operations
        and extraordinary item                                461,673        (548,010)        850,962      (3,079,375)
Provision (benefit) for income taxes                          (30,962)            300          72,038        (118,545)
                                                          -----------     -----------     -----------     -----------

        Income (loss) from continuing operations
        before discontinued operations and
        extraordinary item                                    492,635        (548,310)        778,924      (2,960,830)

Discontinued operations:
  Loss from operations of discontinued business
  segments                                                       --            (4,587)           --          (272,628)

  Income (loss) on disposal of business segments, net            --           477,840            --           (25,227)
                                                          -----------     -----------     -----------     -----------
Net income (loss) before extraordinary item                   492,635         (75,057)        778,924      (3,258,685)
Extraordinary item:
  Discount on repayment of vendor debt                           --           283,364            --           283,364
                                                          -----------     -----------     -----------     -----------
        Net income (loss)                                 $   492,635     $   208,307     $   778,924     $(2,975,321)
                                                          ===========     ===========     ===========     ===========

Earnings per share data:
Primary
  Continuing operations                                   $      0.03     $     (0.05)    $      0.04     $     (0.35)
  Discontinued operations                                        --              0.04            --             (0.04)
  Extraordinary item                                             --              0.03            --              0.04
                                                          -----------     -----------     -----------     -----------
        Net income (loss)                                 $      0.03     $      0.02     $      0.04     $     (0.35)
                                                          ===========     ===========     ===========     ===========

Fully diluted
  Continuing operations                                   $      0.03     $     (0.05)    $      0.04     $     (0.35)
  Discontinued operations                                        --              0.04            --             (0.04)
  Extraordinary item                                             --              0.03            --              0.04
                                                          -----------     -----------     -----------     -----------
        Net income (loss)                                 $      0.03     $      0.02     $      0.04     $     (0.35)
                                                          ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding:

Primary                                                    18,302,678      11,196,293      17,441,663       8,505,854
                                                          ===========     ===========     ===========     ===========

Fully diluted                                              18,795,230      11,386,877      18,264,102       8,505,854
                                                          ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996

                                             Common Stock             Capital
                                        -----------------------      in excess      Accumulated
                                          Shares        Amount        of par          deficit           Total
                                        ----------     --------     -----------     ------------     -----------
Balance, December 31, 1995              13,610,810     $136,108     $38,985,006     $(12,281,377)    $26,839,737

  Common stock issued in connection
  with acquisition                       1,007,692       10,077       7,169,729             --         7,179,806

  Common stock held in escrow             (338,462)      (3,385)     (2,408,157)            --        (2,411,542)

  Common stock issued in connection
  with private placement                 1,035,000       10,350       8,371,909             --         8,382,259

  Common stock issued in connection
  with the exercise of stock options        84,500          845         260,268             --           261,113

  Common stock issued in connection
  with settlement of class action suit      98,563          986            (986)            --              --

  Net income for the six months
  ended June 30, 1996                         --           --              --            778,924         778,924
                                        ----------     --------     -----------     ------------     -----------
Balance, June 30, 1996                  15,498,103     $154,981     $52,377,769     $(11,502,453)    $41,030,297
                                        ==========     ========     ===========     ============     ===========






The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995


                                                          .            Six months ended June 30,
                                                                     ----------------------------
                                                                         1996            1995
                                                                     -----------     ------------
Cash flows from (to) operating activities:
  Net income (loss)                                                  $   778,924     $(2,975,321)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                      1,161,705         563,466
    Change in assets and liabilities, net of effects
      from acquisition/disposal of businesses:
      (Increase) decrease in accounts receivable                      (1,761,710)      1,677,365
      (Increase) decrease in inventories                                (661,815)        908,042
      Decrease in prepaid expenses and other current assets              106,245          14,573
      Increase in other assets                                          (132,424)       (419,743)
      Decrease in accounts payable                                    (3,386,963)     (1,285,172)
      Decrease in accrued expenses and other current liabilities        (226,311)       (818,723)
      (Decrease) increase in accrued restructuring charges              (369,616)      1,590,369
                                                                     -----------     -----------
        Net cash used in operating activities                         (4,491,965)       (745,144)
                                                                     -----------     -----------

Cash flows from (to) investing activities:
  Purchase of equipment and leasehold improvements                      (699,794)       (289,067)
  Acquisitions, net of cash acquired                                 (17,427,618)     (4,168,872)
  Repayments of notes receivable                                          52,555         199,655
                                                                     -----------     -----------
        Net cash used in investing activities                        (18,074,857)     (4,258,284)
                                                                     -----------     -----------

Cash flows from (to) financing activities:
  Net proceeds from commercial bank borrowings                        20,483,000      10,555,138
  Net repayments of commercial bank borrowings                        (5,000,000)     (3,888,441)
  Loan proceeds from affiliate                                              --           768,250
  Loan payments to affiliate                                                --          (268,500)
  Repayment of subsidiary pre-acquisition indebtedness                (1,800,000)     (5,536,276)
  Repayment of vendor debt                                                  --        (1,776,064)
  Proceeds from exercise of stock options                                261,113         313,750
  Proceeds from issuance of common stock                               8,382,259       5,758,801
  Repayments of other long-term debt                                    (968,748)       (553,553)
  Principal payments of capital lease obligations                       (162,555)        (65,185)
                                                                     -----------     -----------
        Net cash provided by financing activities                     21,195,069       5,307,920
                                                                     -----------     -----------

Net (decrease) increase in cash and cash equivalents                  (1,371,753)        304,492
Cash and cash equivalents, beginning of period                         2,763,416          25,000
                                                                     -----------     -----------
Cash and cash equivalents, end of period                             $ 1,391,663     $   329,492
                                                                     ===========     ===========

Supplemental Disclosure of Cash Flows Information
  Cash paid for:
    Interest                                                         $   325,497     $   410,354
                                                                     ===========     ===========
    Taxes                                                            $    96,079     $   107,244
                                                                     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

2.       INCOME (LOSS) PER SHARE:

         Net income (loss) per common share for the six month period ended June 30, 1995 was computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 1996, and the three month period ended June 30, 1995, primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The amount of common stock equivalents outstanding was computed using the treasury stock method.

3.       BASIS OF PRESENTATION:

         The interim condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and the related statements of cash flows for the six months ended June 30, 1996 and 1995.

         The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange
         Commission for the ten months ended December 31, 1995.   The balance
         sheet at December 31, 1995 has been derived from the audited financial statements at that date.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

         The Company has restated its previously reported fiscal 1995 quarterly results of operations to provide comparable 1995 calendar quarter data to the results of operations presented during 1996. This restatement, presented for the three and six month periods ended June 30, 1995, required certain adjustments and reclassifications to conform 1995 monthly and quarterly amounts and their presentation to those used in the 1996 quarterly periods.

4.       ACQUISITIONS:

         In May 1995, the Company acquired Premier Pharmacy, Inc. ("Premier"), an institutional pharmacy services provider to long-term care facilities and hospitals located in the New York metropolitan area and in the southeastern United States.

         During January 1996, the Company acquired Geri-Care Systems, Inc. and its affiliate Scripts & Things, Inc. ("Geri-Care") a Brooklyn, New York based provider of institutional pharmacy services primarily to long-term care facilities in the New York metropolitan area. The Agreement and Plan of Merger between the selling shareholders of Geri-Care and the Company provides for, among other things, the future payment of additional shares (338,462) of the Company's common stock based on certain circumstances defined in the agreement. At closing, the additional shares were issued and placed into an escrow account and have been accounted for as a reduction of outstanding shares in the accompanying consolidated balance sheets.

         In February 1996, the Company acquired IMD Corporation ("IMD"), a Chicago, Illinois based provider of institutional pharmacy services to nursing homes located in the Chicago metropolitan area.

         The Premier, Geri-Care and IMD acquisitions have been accounted for under the purchase method of accounting with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. Goodwill, representing the excess of acquisition cost over the fair market value of the net assets acquired is amortized over 40 years.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

5.       ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

         The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisition of Premier and the private placement funding for this acquisition (Note 7) and the acquisition of Geri-Care and IMD and the bank borrowings used to fund the IMD acquisition (Note 6) occurred on January 1, 1995, management estimates that the unaudited pro forma results of operations for the three and six month periods ended June 30, 1996 and 1995 ($000 omitted, except for per share data) would have been:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ---------------------------         -------------------------
                                                 1996         1995                1996             1995
                                                 ----         ----                ----             ----
         Net sales                          $ 24,119            $ 22,034           $ 47,868       $ 45,169
         Cost of sales                        15,270              14,029             29,828         28,217
                                              ------              ------             ------         ------
           Gross profit                        8,849               8,005             18,040         16,592

         Operating expenses including
             interest and taxes                8,356               9,471             17,240         18,578

         Restructuring charges                    --                   6                 --         (2,064)
                                              ------              ------             ------         ------
         Income (loss) from
             continuing operations               493              (1,460)               800         (3,690)

         Discontinued operations                  --                 473                 --           (298)
         Extraordinary Item                       --                 283                 --            283
                                              ------              ------             ------         ------
                 Net income (loss)              $493            $   (704)          $    800       $ (3,705)
                                              ======              ======             ======         ======

                 Net income (loss)
                  per common share           $   .03            $  ( .07)          $    .04       $  ( .39)
                                              ======              ======             ======         ======

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

6.       CREDIT FACILITY:

         The Company maintains a Revolving Credit Facility and a Term Loan Facility (the "Term Loan") with a commercial bank under which borrowings of up to $21.0 million on the Revolving Credit Facility and up to $14.0 million on the Term Loan are available. Borrowings under the agreement are secured by substantially all of the assets of the Company. Amounts available to be borrowed under this agreement are based upon specific levels of accounts receivable, inventory and EBITDA, as defined. The Revolving Credit Facility bears interest at prime plus .25% and the Term Loan bears interest at the prevailing LIBOR rate plus 1.25%. Borrowings under both facilities are subject to other provisions and covenants, all as defined by the underlying agreement.

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

         On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of Common Stock, a three-year warrant to acquire 0.5 shares of Common Stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 shares of Common Stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the Common Stock included in the Units and the Common Stock underlying the related warrants. The offering of Units raised proceeds of approximately $5,760,000, net of related expenses at a price of $3.65 per Unit. The proceeds of this private placement were used in part to fund the acquisition of Premier.

         On August 29, 1995, the Company completed a private placement of its common stock. This offering consisted of 3,500,000 shares at a price of $4.38 per share. The net proceeds of this offering were approximately $15,080,000, net of related expenses including placement commissions. There were no warrants issued in connection with this private placement.

         On April 18, 1996, the Company completed a private placement of its common stock. This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this offering, approximately $8,382,000 net of related expenses including placement commissions, increased the Company's net worth so that its tangible net worth meets the requirements of the Nasdaq stock market. There were no warrants issued in connection with this private placement.

8.       RESTRUCTURING:

         During February 1995, the Company adopted a formal plan of corporate restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan included the sale of the Company's medical/surgical supply business and the closing of the Company's long-term care pharmacy operation located in Missouri.

9.       PHARMACY CLOSURE:

         Effective June 30, 1996, the Company closed its Inwood, New York long-term care pharmacy and consolidated its operations with those of other of the Company's long-term care pharmacies in the New York metropolitan area.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

10.      DISCONTINUED OPERATIONS:

         In connection with the adoption of the formal plan of corporate restructuring (Note 8) on June 30, 1995, the Company discontinued the operations of its mail order pharmacy subsidiary and effective July 3, 1995, sold the assets of its computer software division.

11.      MAJOR VENDOR:

         The Company utilizes a primary supplier arrangement for its purchases of pharmaceuticals. In Light of the financial and operating significance of purchases, the Company routinely monitors the performance of its primary supplier and negotiates settlements and future service levels based thereon. Anticipated settlement amounts are recorded based upon management's estimates. The company changed its primary supplier in December 1995.

12.      SUBSEQUENT EVENTS:

         During July, 1996, the Company completed the purchase of the outstanding common stock of DCMed, Inc., an Englewood, New Jersey based supplier of enteral nutrition and urologic supplies, from an affiliate of Counsel. The purchase price was funded primarily by advances under the Company's existing Term Loan and Revolving Credit Facility.

         Effective April 1, 1996, under the terms of a management agreement, Capstone Pharmacy Services, Inc. began to manage the business activities of DCMed, Inc. and recorded reimbursements in the amount of $720,000 as a reduction of selling, general and administrative expenses for the three and six month periods ended June 30, 1996.

         On July 29, 1996, the Company acquired Symphony Pharmacy Services, Inc. (Symphony), an institutional pharmacy provider, from Integrated Health Services, Inc. (IHS). The Symphony purchase price was comprised of $125,000,000 in cash and $25,000,000 in common stock issued to IHS. The Company financed the cash portion of the Symphony acquisition with a $25,000,000 investment by Counsel and a $100,000,000 bridge loan. Management expects that the Symphony acquisition will almost double the number of beds served by the Company, the number of Company employees and the Company's net sales.

         In connection with the Symphony acquisition, the Company is currently contemplating a secondary offering of approximately 9,000,000 shares of common stock at an assumed offering price of $12.00 per share. The secondary offering is expected to generate net proceeds of approximately $102,000,000 which will be used to refund the bridge loan and certain other long-term indebtedness.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

             Capstone is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides its long-term care clients with comprehensive institutional pharmacy services that include (i) the purchasing, repackaging and dispensing of pharmaceuticals, (ii) infusion therapy and Medicare Part B services, which are comprised of enteral nutritional and urologic supplies and, (iii) pharmacy consulting services, all of which are supported by computerized record keeping and third party billing services. The Company serves its long-term care clients primarily through regional pharmacies that are open 24 hours, seven days a week. In the correctional business, the Company provides pharmaceuticals primarily under capitated contracts at correctional institutions that have privatized inmate health care services.

             In the first quarter of 1995, Capstone implemented a corporate restructuring plan that included installation of a new management team, refocusing the Company's operations on core institutional pharmacy businesses and the initiation of an aggressive acquisition strategy. In conjunction with the restructuring, the Company exited certain non-strategic, unprofitable lines of business. Consequently, the Company sold its medical/surgical supply operations, closed a long-term care pharmacy in Missouri, discontinued its long-term care mail order pharmacy operations and sold its computer software division. Capstone took certain charges and realized certain gains relating to the discontinuation of these operations. The Company anticipates that certain additional one-time charges related to the Symphony acquisition will be taken in the third and fourth quarters of 1996.

             The acquisition of institutional pharmacy companies has resulted in a significant change in the Company's financial profile. Since May 1995, the Company has completed three acquisitions that added approximately $49,000,000 in 1995 annualized net sales. On July 29, 1996, the Company acquired Symphony Pharmacy Services, Inc., adding approximately 445 long-term care facilities containing over 40,000 beds and approximately $109,000,000 in 1996 annualized net sales.
         The Symphony acquisition significantly increases the Company's client base and geographic scope. The Company also acquired, effective July 1, 1996, DCMed, Inc., a provider of Medicare Part B services. This acquisition adds approximately $12,000,000 in 1996 annualized net sales to the Company. All of these acquisitions have been accounted for using the purchase method of accounting and, as a result, the Company will incur significant future amortization expense associated with goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

             Net Sales. Net sales increased to $24,119,000 in the 1996 period from $12,384,000, in the 1995 period, an increase of $11,735,000 or 94.8%. Of this increase, approximately $11,394,000 was attributable to the acquisitions of Premier, Geri-Care, and IMD.

             Cost of Sales: Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $15,270,000 in the 1996 period from $7,940,000 in the 1995 period, an increase of $7,330,000 or 92.3%. Of this increase, approximately $7,085,000 was attributable to acquisitions, and the remainder resulted from increased sales volumes in existing operations. As a percentage of net sales, cost of sales was 63.3% in the 1996 period compared to 64.1% in the 1995 period.

             Selling, General and Administrative Expenses: Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $7,176,000 in the 1996 period from $4,778,000 in the 1995 period, an increase of $2,398,000 or 50.2%. Of this increase, approximately $3,823,000 was attributable to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 29.8% in the 1996 period compared to 38.6% in the 1995 period. The decrease was due to the sale of the medical/surgical supply business, reduced costs as the result of the corporate restructuring process as discussed above and the expense reimbursements associated with the DCMed, Inc. management agreement discussed in the notes to financial statements.

             Depreciation and Amortization. Depreciation and amortization increased to $593,000 in the 1996 period from $282,000 in the 1995 period, an increase of $311,000 or 110.3%. Of this increase approximately $155,000 was attributable to depreciation related to acquisitions. Amortization of goodwill increased by $157,000 in the 1996 period as the result of acquisitions.

             Interest Expense. Net interest expense increased to $421,000 in the 1996 period from $253,000 in the 1995 period, an increase of $168,000 or 66.4%. This increase primarily resulted from interest expense related to bank borrowings to fund the acquisition of IMD.

             Income Taxes. Benefit for income taxes in the 1996 period consists of accruals for estimated state and local income taxes based upon apportioned state taxable income offset by estimated refundable federal income taxes resulting from the benefit of net operating loss carrybacks and utilization of net operating loss carryforwards.

             Income (Loss) from Continuing Operations. Income from continuing operations increased to $493,000 in the 1996 period from a loss of $548,000 in the 1995 period, an increase of $1,041,000. This increase was attributable to increased sales primarily as the result of acquisitions and the reduction of cost of sales and selling, general and administrative expenses as a percentage of sales.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

             Net Sales. Net sales increased to $46,147,000 in the 1996 period from $23,140,000, in the 1995 period, an increase of $23,007,000 or 99.4%. Of this increase, approximately $22,049,000 was attributable to the acquisitions of Premier, Geri-Care, and IMD.

             Cost of Sales: Cost of sales includes the cost of pharmaceuticals sold to patients and institiutions. Cost of sales increased to $28,846,000 in the 1996 period from $14,847,000, in the 1995 period, an increase of $13,999,000 or 94.3%. Of this increase, approximately $13,517,000 was attributable to acquisitions, and the remainder from increased sales volumes in existing operations. As a percentage of net sales, cost of sales was 62.5% in the 1996 period compared to 64.2% in the 1995 period.

             Selling, General and Administrative Expenses: Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $14,453,000 in the 1996 period from $8,651,000 in the 1995 period, an increase of $5,802,000 or 67.1%. Of this increase, approximately $7,647,000 was attributable to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 31.3% in the 1996 period compared to 37.4% in the 1995 period. The decrease was due to the sale of the medical/surgical supply business, reduced costs as the result of the corporate restructuring as discussed above and expense reimbursements associated with the DCMed, Inc. management agreement discussed in the notes to financial statements.

             Depreciation and Amortization. Depreciation and amortization increased to $1,162,000 in the 1996 period from $563,000 in the 1995 period, an increase of $599,000 or 106.4%. Of this increase, approximately $309,000 was attributable to depreciation related to acquisitions. Amortization of goodwill increased by $310,000 in the 1996 period as the result of acquisitions.

             Interest Expense. Interest expense increased to $685,000 in the 1996 period from $465,000 in the 1995 period, an increase of $220,000 or 47.3%. This increase primarily resulted from interest expense related to bank borrowings to fund the acquisition of IMD.

             Income Taxes. Provision (benefit) for income taxes consist of accruals for estimated state and local income taxes based upon apportioned state taxable income, offset by estimated refundable federal income taxes resulting from the benefit of net operating loss carryforwards and the utilization of net operating loss carryforwards in the 1996 period.

             Income (Loss) from Continuing Operations. Income from continuing operations increased to $779,000 in the 1996 period from a loss of $2,961,000 in the 1995 period, an increase of $3,740,000. This increase was attributable primarily to restructuring charges in the amount of $2,064,000 incurred in the 1995 period, increased sales primarily as the result of acquisitions and the reduction of cost of sales and selling, general and administrative expenses as a percentage of sales.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

         The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies.

             The Company's net cash used in operating activities was $4,492,000 for the 1996 period and $745,000 for the 1995 period. Generally, the cash used in operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash from operating activities in the 1996 period was impacted by a $3,387,000 decrease in accounts payable and increases in accounts receivable and in inventories of $1,762,000 and $662,000, respectively. Net cash from operating activities in the 1995 period was impacted by a net loss of $2,975,000, a decrease of $1,285,000 in accounts payable and decreases in accounts receivable and inventories of $1,677,000 and $908,000, respectively.

             The Company's net cash used in investing activities was $18,075,000 and $4,258,000 for the six months ended June 30, 1996 and 1995, respectively. Net cash from investing activities was impacted by $17,428,000 of acquisition spending for Geri-Care and IMD in the six months ended June 30, 1996 and by $4,169,000 of acquisition spending for Premier in the six months ended June 30, 1995.

             Net cash provided by financing activities was approximately $21,195,000 and $5,308,000 for the six months ended June 30, 1996 and 1995, respectively. Net cash from financing activities was impacted by $20,483,000 and $10,555,000 of bank borrowings; equity offerings of $8,382,000 and $5,759,000; and by repayments of bank and other indebtedness of $6,800,000 and $11,201,000 each in the six months ended June 30, 1996 and 1995, respectively.

             The Company's current ratio was 4.0:1 and 2.0:1 at June 30, 1996 and December 31, 1995, respectively. The increased current ratio at June 30, 1996 was due primarily to the increase in accounts receivable, inventories and prepaid expenses coupled with a reduction in accounts payable and the current portion of long-term debt.

             On July 29, 1996, the Company acquired Symphony Pharmacy Services, Inc. (Symphony), an institutional pharmacy provider, from Integrated Health Services, Inc. (IHS). The Symphony purchase price will be comprised of $125,000,000 in cash and $25,000,000 in common stock issued to IHS. The Company intends to finance the cash portion of the Symphony acquisition with a $25,000,000 investment by Counsel and a $100,000,000 bridge loan. Management expects that the Symphony acquisition will almost double the number of beds served by the Company, the number of Company employees and the Company's net sales. In connection with the Bridge Loan, the Company incurred a commitment fee of $2,750,000, which together with certain other one-time charges will be recognized as an expense in the quarter ending September 30, 1996.

             In conjunction with the Symphony acquisition, the Company is currently contemplating a secondary offering of approximately 9,000,000 shares of common stock at an assumed offering price of $12.00 per share. The secondary offering is expected to generate net proceeds of approximately $102,000,000 which will be used to refund the bridge loan and certain other long-term indebtedness.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

             During August 1996, the Company registered the shares underlying its outstanding Series A and Series B warrants. Upon exercise of the 650,000 Series A warrants at an exercise price of $6.00 per share, holders of the Series A warrants will receive 650,000 shares of Common Stock and 650,000 newly-issued Series B warrants which can be exercised through August 1997 at a price of $10.00 per share. If fully exercised, net proceeds from the Series A warrants will total $3,900,000 and will be used to repay existing debt and for general working capital purposes.

PART II.     OTHER INFORMATION


Item 1       Legal Proceedings

             Not Applicable

Item 2       Changes in Securities

             Not Applicable


Item 3       Defaults Upon Senior Securities

             Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On June 4, 1996, the Company held its 1996 Annual Meeting of Stockholders for the purpose of electing 10 directors and amending the Company's 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and Directors ("Key Personnel Plan") to increase the number of shares available for grant thereunder to 1,600,000.

ELECTION OF DIRECTORS

             R. Dirk          Joseph F.        John             Morris           Albert
             Allison          Furlong, III     Haronian         A. Perlis        Reichmann
             -------          ------------     --------         ---------        ---------
For          10,468,452       10,468,152       10,451,752       10,468,152       10,465,472

Against            -                -                -                 -               -

Withheld           -                -                -                 -               -

Abstentions     161,753          162,053          178,453          162,053          164,733

Non-          3,992,797        3,992,797        3,992,797        3,992,797        3,992,797
Voting (1)

Eligible     14,623,002       14,623,002       14,623,002       14,623,002       14,623,002
Shares

             J. Brendan       Allan C.         Edward           Gail             John E.
             Ryan             Silber           Sonshine         Wilensky, Ph.D.  Zuccotti
             -----------      ---------        --------         ---------------   --------
For          10,466,872       10,468,152       10,468,152       10,465,872       10,466,752

Against           --               --               --               --               --

Withheld          --               --               --               --               --

Abstentions     163,333          162,053          162,053          164,333          163,453

Non-Voting    3,992,797        3,992,797        3,992,797        3,992,797        3,992,797
(1)

Eligible     14,623,002       14,623,002       14,623,002       14,623,002       14,623,002
Shares

KEY PERSONNEL PLAN

For:                 7,385,657

Against:               574,455

Withheld:                  ---

Absentions:             23,524

Non-Voting           6,639,366
(1)

Eligible            14,623,002
Shares


(1)  Includes broker non-votes.

Item 5       Other Information

             Not Applicable


Item 6       Exhibits and Reports on Form 8-K

             a) The exhibits filed as a part of this Report are listed in the Exhibit Index immediately following the signature page.

             b) Reports on Form 8-K filed in the second three months of 1996.

             Date Filed                                Report
             ----------                                ------
             May 10, 1996       Current Report on Form 8-K/A dated February 29, 1996,
                                amending Form 8-K dated February 29, 1996, and reporting
                                certain financial statements of IMD and pro forma financial information reflecting the acquisition of IMD by the Company.

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



                                              CAPSTONE PHARMACY SERVICES, INC.
                                              --------------------------------
                                                         (Registrant)


Dated:   August 13, 1996                      By: /S/ Donald W. Hughes
                                                 ----------------------------
                                                      Donald W. Hughes
                                                      Vice President and
                                                      Chief Financial Officer

                                      INDEX  OF EXHIBITS

Exhibit
Number                                Description
- ------                                -----------

    2 Form of Asset Purchase Agreement among IHS, Symphony, various of its subsidiaries and the Company (incorporated by reference to Exhibit 2 to Form 8-K dated July 18, 1996)

    3.1          Certificate of Incorporation of Choice Drug Systems, Inc.
                 (incorporated by reference to Exhibit 3.1 to Form 10-Q for period ending August 31, 1995)

    3.2          Certificate of Ownership and Merger Merging Choice Mergeco,
                 Inc. into Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for period ending August 31, 1995)

    3.3 Bylaws of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.3 to Form 10-Q for period ending August 31, 1995)

    27           Financial Data Schedule (SEC use only)
