Form 10-Q
period 1996-09-30
CAPSTONE PHARMACY SERVICES INC
filed 1996-11-14
CIK 792932

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

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


                                     N/A
-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                       ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                Outstanding at November 4, 1996
----------------------------                    -------------------------------
Common Stock, $.01 Par Value                               31,104,889

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Unaudited Consolidated Financial Statements                          1

         Consolidated Balance Sheets as of  September 30, 1996 and
         December 31, 1995                                                  1-2

         Consolidated Statements of Operations for the three and
         nine month periods ended September 30, 1996 and 1995                 3

         Consolidated Statement of Changes in Stockholder's Equity
         for the nine months ended September 30, 1996                         4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995                                    5

         Notes to Unaudited Consolidated Financial Statements              6-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       13

PART II. OTHER INFORMATION                                                   19

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities                                               19

Item 3.  Defaults upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                   20

INDEX OF EXHIBITS                                                            21

Part 1.  Financial Information
Item 1.  Financial Statements

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                As of September  30, 1996 and  December 31, 1995

                                     ASSETS

                                                                     September 30,
                                                                         1996            December 31,
                                                                     (Unaudited)             1995
                                                                    ---------------    ---------------
Current assets:
  Cash and cash equivalents                                         $    12,132,833    $     2,763,416
  Accounts receivable, net of allowance for doubtful
    accounts of $10,713,000 as of September 30, 1996
    and $1,294,000 as of December 31, 1995                               43,553,531         12,646,087
  Inventories                                                            13,382,426          5,023,008
  Refundable income taxes                                                   248,906            828,628
  Prepaid expenses and other current assets                               1,893,734            688,549
  Deferred tax benefit                                                    1,812,141            -
                                                                    ---------------    ---------------
                                                                         73,023,571         21,949,688
                                                                    ---------------    ---------------

Equipment and leasehold improvements, net                                 9,301,442          2,692,298
                                                                    ---------------    ---------------

Other assets:
  Notes receivable, less current portion                                     68,012             77,289
  Advances to affiliates                                                    -                2,242,841
  Security deposits and other assets                                        739,833            587,915
  Goodwill, net of accumulated amortization of
    $2,935,000 as of September 30, 1996 and
    $1,554,000 as of December 31, 1995                                  169,876,225         14,580,564
                                                                    ---------------    ---------------
                                                                        170,684,070         17,488,609
                                                                    ---------------    ---------------
                       Total assets                                 $   253,009,083    $    42,130,595
                                                                    ===============    ===============





  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                As of September  30, 1996 and  December 31, 1995

                     LIABILITIES AND STOCKHOLDERS'  EQUITY

                                                                     September 30,
                                                                         1996            December 31,
                                                                     (Unaudited)             1995
                                                                    ---------------    ---------------
Current liabilities:
  Accounts payable                                                  $     7,517,404    $     4,671,435
  Accrued expenses and other current liabilities                          7,472,925          1,465,837
  Current portion of long-term debt                                       1,939,809          4,222,608
  Current portion of non-compete agreements                                 200,000            200,000
  Accrued restructuring charges                                           2,481,603            575,349
                                                                    ---------------    ---------------
                                                                         19,611,741         11,135,229
                                                                    ---------------    ---------------

Deferred income taxes                                                       236,699            542,787
Non-compete agreements, net of current portion                              350,000            400,000
Long-term debt, net of current portion                                   31,580,106          2,692,202
Long-term restructuring charges, net of current portion                   2,485,548            520,640
                                                                    ---------------    ---------------
                                                                         34,652,353          4,155,629
                                                                    ---------------    ---------------

Stockholders' equity:
  Common stock:  $.01 par value; 50,000,000 shares
     authorized at September 30, 1996 and 30,000,000 shares
     authorized at December 31, 1995; 31,064,889 shares issued
     and 30,726,427 shares outstanding as of September 30, 1996 and 13,610,810  shares issued and outstanding as of
     December 31, 1995                                                      307,264            136,108
  Capital in excess of par                                              213,275,692         38,985,006
  Accumulated deficit                                                   (14,837,967)       (12,281,377)
                                                                    ---------------    ---------------
                                                                        198,744,989         26,839,737
                                                                    ---------------    ---------------
                       Total liabilities and stockholders' equity   $   253,009,083    $    42,130,595
                                                                    ===============    ===============





  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended September 30,     Nine months ended September 30,
                                                         -------------------------------      ------------------------------
                                                                1996           1995                1996            1995
                                                         ----------------  -------------       --------------  -------------
Net sales                                                 $    44,014,812  $  16,135,791       $   90,161,893  $  39,275,864
Cost of sales                                                  25,523,972      9,960,394           54,369,560     24,807,119
                                                          ---------------  -------------       --------------  -------------
        Gross profit                                           18,490,840      6,175,397           35,792,333     14,468,745
                                                          ---------------  -------------       --------------  -------------
Operating expenses:
  Selling, general and administrative expenses                 14,790,475      5,898,826           29,243,472     14,549,624
  Depreciation and amortization                                 1,488,958        391,020            2,650,663        954,486
  Costs relating to pharmacy closure                              -               -                   246,446         -
  Restructuring charges                                         2,825,000         -                 2,825,000      2,063,630
                                                          ---------------  -------------       --------------  -------------
        Total operating expenses                               19,104,433      6,289,846           34,965,581     17,567,740
                                                          ---------------  -------------       --------------  -------------
         Operating income (loss) from continuing
         operations before income taxes, discon-
         tinued operations and extraordinary item                (613,593)      (114,449)             826,752     (3,098,995)
                                                          ---------------  -------------       --------------  -------------
Non-operating expense (income):
  Interest expense, net                                           508,807        246,393            1,193,422        711,422
  Acquisition financing fees and expenses                       4,573,530         -                 4,573,530         -
  Other income, net                                              (151,102)       (76,781)            (246,334)      (446,981)
                                                          ---------------  -------------       --------------  -------------
        Total non-operating expense (income), net               4,931,235        169,612            5,520,618        264,441
                                                          ---------------  -------------       --------------  -------------
         Income (loss) from continuing operations
         before income taxes, discontinued opera-
         ions and extraordinary item                           (5,544,828)      (284,061)          (4,693,866)    (3,363,436)
Provision (benefit) for income taxes                           (2,209,314)        -                (2,137,276)      (118,545)
                                                          ---------------  -------------       --------------  -------------
         Income (loss) from continuing operations
         before discontinued operations and
         extraordinary item                                    (3,335,514)      (284,061)          (2,556,590)    (3,244,891)

Discontinued operations:
   Loss from operations of discontinued business
   segments                                                        -              -                    -            (272,628)

   Loss on disposal of business segments, net                      -              -                    -             (25,227)
                                                          ---------------  -------------       --------------  -------------
   Net income (loss) before extraordinary item                 (3,335,514)      (284,061)          (2,556,590)    (3,542,746)
Extraordinary item:
   Discount on repayment of vendor debt                            -              -                    -             283,364
                                                          ---------------  -------------       --------------  -------------
           Net income (loss)                              $    (3,335,514) $    (284,061)      $   (2,556,590) $  (3,259,382)
                                                          ===============  =============       ==============  =============

Earnings per share data:
Primary
    Continuing operations                                 $         (0.17) $       (0.03)      $        (0.16) $       (0.35)
    Discontinued operations                                          -              -                    -             (0.03)
    Exrtraordinary item                                              -              -                    -              0.03
                                                          ---------------  -------------       --------------  -------------
           Net  income  (loss)                            $         (0.17) $       (0.03)      $        (0.16) $       (0.35)
                                                          ===============  =============       ==============  =============

Fully diluted
    Continuing operations                                 $         (0.17) $       (0.03)      $        (0.16) $       (0.35)
    Discontinued operations                                          -              -                    -             (0.03)
    Exrtraordinary item                                              -              -                    -              0.03
                                                          ---------------  -------------       --------------  -------------
           Net  income  (loss)                            $         (0.17) $       (0.03)      $        (0.16) $       (0.35)
                                                          ===============  =============       ==============  =============

Weighted average number of  common  shares outstanding:

Primary                                                        19,397,386     11,037,527           16,298,376      9,359,019
                                                          ===============  =============       ==============  =============
Fully diluted                                                  19,397,386     11,037,527           16,298,376      9,359,019
                                                          ===============  =============       ==============  =============


  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996


                                                       Common stock            Capital
                                                 ------------------------     in excess       Accumulated
                                                   Shares         Amount        of par          deficit         Total
                                                 ----------      --------    ------------     ------------    ------------
Balance,  December 31, 1995                      13,610,810      $136,108    $ 38,985,006     $(12,281,377)   $ 26,839,737

   Common stock issued in connection
    with private placement                        1,035,000        10,350       8,371,909              -         8,382,259

   Common stock issued in connection
    with the exercise of stock options               94,500           945         288,768              -           289,713

   Common stock issued in connection
    with settlement of class action suit             98,563           986            (986)             -               -

   Common stock issued in connection
    with acquisitions                             4,894,210        48,942      54,447,926                       54,496,868

   Common stock issued in connection
    with the conversion of Series A Warrants        643,344         6,433       3,781,634              -         3,788,067

   Common stock issued in connection
    with public offering                         10,350,000       103,500     107,401,435              -       107,504,935

   Net loss for the nine months
    ended September 30, 1996                            -             -              -          (2,556,590)     (2,556,590)
                                                 ----------      --------    ------------     ------------    ------------
Balance,  September 30, 1996                     30,726,427      $307,264    $213,275,692     $(14,837,967)   $198,744,989
                                                 ==========      ========    ============     ============    ============





  The accompanying notes are an integral part of this consolidated financial statement.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995



                                                                                   1996              1995
                                                                               -------------     -------------
Cash flows from (to) operating activities:
  Net income (loss)                                                            $  (2,556,590)    $  (3,259,382)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                  2,650,663           954,486
    Change in assets and liabilities, net of effects from
     acquisition/disposal of businesses:
      (Increase) decrease in accounts receivable                                  (6,479,620)          759,599
      (Increase) decrease in inventories                                            (650,315)          867,132
      (Increase) decrease in prepaid expenses and other current assets              (318,840)            1,525
      Increase in deferred tax benefit                                            (1,812,141)          -
      Decrease  in other assets                                                      431,958           103,230
      Decrease  in accounts payable                                               (4,368,678)       (2,156,605)
      Increase (decrease)  in accrued expenses and other current liabilities         756,692        (1,620,083)
      Increase in accrued restructuring charges                                    2,271,162         1,586,575
                                                                               -------------     -------------
  Net cash used in operating activities                                          (10,075,709)       (2,763,523)
                                                                               -------------     -------------

Cash flows from (to) investing activities:
  Purchase of equipment and leasehold improvements                                (1,347,876)         (475,118)
  Acquisitions, net of cash acquired                                            (150,737,481)       (4,168,872)
  Repayments of notes receivable                                                       9,277           171,377
  Repayments advances to affiliates                                                2,242,841           -
                                                                               -------------     -------------
        Net cash used in investing activities                                   (149,833,239)       (4,472,613)
                                                                               -------------     -------------

Cash flows from (to) financing activities:
  Net proceeds from commercial bank borrowings                                    32,354,510        10,338,968
  Net repayments of commercial bank borrowings                                    (5,000,000)      (13,241,331)
  Net proceeds from acquisition financing                                        100,000,000           -
  Net repayments of acquisition financing                                       (100,000,000)          -
  Loan proceeds from affiliate                                                       -                 768,250
  Loan payments to affiliate                                                         -                (768,250)
  Repayment of subsidiary pre-acquisition indebtedness                            (1,800,000)       (5,536,276)
  Repayment of vendor debt                                                           -              (1,776,064)
  Proceeds from issuance of common stock, net                                    144,929,376        21,321,730
  Repayments of other long-term debt                                              (1,012,516)         (748,181)
  Principal payments of capital lease obligations                                   (193,005)         (203,088)
                                                                               -------------     -------------
        Net cash provided by financing activities                                169,278,365        10,155,758
                                                                               -------------     -------------

Net  increase in cash and cash equivalents                                         9,369,417         2,919,622
Cash and cash equivalents, beginning of period                                     2,763,416            25,000
                                                                               -------------     -------------
Cash and cash equivalents, end of period                                       $  12,132,833     $   2,944,622
                                                                               =============     =============

Supplemental Disclosure of Cash Flows Information
   Cash paid for:
       Interest                                                                $   2,664,829     $     635,412
                                                                               =============     =============
       Taxes                                                                   $     312,523     $     107,244
                                                                               =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                              SEPTEMBER 30, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1.

1.       ORGANIZATION AND BUSINESS:

         Capstone Pharmacy Services, Inc. (formerly known as Choice Drug Systems, Inc.), a Delaware corporation, together with its wholly-owned subsidiaries (the "Company") is principally engaged in the business of providing institutional pharmacy services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations throughout the United States.

         On August 28, 1995, the Company changed its state of incorporation from New York to Delaware. Effective October 2, 1995, the Company changed its name from Choice Drug Systems, Inc. to Capstone Pharmacy Services, Inc. Additionally, effective December 31, 1995, the Company changed its year-end from February 28 to December 31.

2.       INCOME (LOSS) PER SHARE:

         Net income (loss) per share is based upon the weighted average number of the Company's common shares outstanding for the three and nine month periods ended September 30, 1996 and 1995.

3.       BASIS OF PRESENTATION:

         The interim condensed consolidated financial statements of the Company for the nine month periods ended September 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and the related statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

         The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                              SEPTEMBER 30, 1996

                                 (CONTINUED)

         audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the ten months ended December 31, 1995. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

         The Company has restated its previously reported fiscal 1995 quarterly results of operations to provide comparable 1995 calendar quarter data to the results of operations presented during 1996. This restatement, presented for the three and nine month periods ended September 30, 1995, required certain adjustments and reclassifications to conform 1995 monthly and quarterly amounts and their presentation to those used in the 1996 quarterly periods.

4.       ACQUISITIONS:

         In May 1995, the company acquired Premier Pharmacy, Inc. ("Premier"), an institutional pharmacy services provider to long-term care facilities and hospitals located in the New York metropolitan area and in the southeastern United States. The purchase price was approximately $4.25 million in cash.

         During January 1996, the Company acquired Geri-Care Systems, Inc. and its affiliate Scripts & Things, Inc. ("Geri-Care"), a Brooklyn, New York based provider of institutional pharmacy services primarily to long-term care facilities in the New York metropolitan area. The Agreement and Plan of Merger between the selling shareholders of Geri-Care and the Company provides for, among other things, the future payment of additional shares (338,462) of the Company's common stock based on certain circumstances defined in the agreement. At closing, the additional shares were issued and placed into an escrow account and have been accounted for as a reduction of outstanding shares in the accompanying consolidated balance sheets. The purchase price was approximately $1.32 million in cash and promissory notes and approximately $5.05 million in common stock.

         In February 1996, the Company acquired IMD Corporation ("IMD"), a Chicago, Illinois based provider of institutional pharmacy services to nursing homes located in the Chicago metropolitan area. The purchase price was approximately $15.5 million in cash.

         In July 1996, the Company acquired DCMed Inc., and its wholly-owned subsidiary MediDyne Corp. (collectively, "MediDyne"), a provider of Medicare Part B services which consist of enteral nutrition and urologic supplies, as well as counseling and assistance with

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                               SEPTEMBER 30, 1996

                                  (CONTINUED)

         regulatory compliance in connection with such services. The purchase price was approximately $7.6 million in cash.

         On July 29, 1996, the Company acquired the institutional pharmacy business of Symphony Pharmacy Services, Inc. ("Symphony"), a subsidiary of Integrated Health Services, Inc. ("IHS"). Symphony provides institutional pharmacy services including infusion therapy and Medicare Part B services to long-term care facilities in eight states. The purchase price was $125 million in cash and $25 million in common stock.

         These acquisitions have been accounted for using the purchase method of accounting, with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. Goodwill, representing the excess of acquisition cost over the fair value of the net assets acquired, is amortized over 40 years.

5.       ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

         The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisition of Premier and the private placement funding for this acquisition (Note 7), the acquisition of IMD and the bank borrowings used to fund its acquisition (Note 6), the Symphony acquisition and the equity offering used to fund its acquisition (Note 8), and the Geri-Care and MediDyne acquisitions, occurred on January 1, 1995, management estimates that the unaudited proforma results of operations for the nine month periods ended September 30, 1996 and 1995 ($000 omitted, except for per share data) would have been:

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                               SEPTEMBER 30, 1996

                                  (CONTINUED)


                                                              1996              1995
                                                            --------          --------
         Net Sales                                          $159,908          $158,453

         Cost of Sales                                        91,451            91,039
                                                             -------           -------
         Gross Profit                                         68,457            67,414

         Operating Expenses                                   59,216            64,355

         Pharmacy Closure and Restructuring Charges            3,071             2,309

         Non-Operating Expenses, Net                           1,237             1,655
                                                            --------          --------
         Income (Loss) Before Income Taxes                     4,933              (905)

         Provision (Benefit) for Income Taxes                    370               (68)
                                                           ---------         ----------
         Net Income (Loss)                                    $4,563             ($837)

         Income (Loss) per share                               $0.24            ($0.05)


         These proforma operating results reflect certain adjustments, including amortization of goodwill acquired, incremental interest expense and adjustments for the provision of income taxes to reflect on effective State tax rate of 7.5%. No federal tax provision has been reflected due to assumed full utilization of Federal net operating loss carry forward.

         The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 1995, nor are they necessarily indicative of future results.

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

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                              SEPTEMBER 30, 1996

                                  (CONTINUED)

7.       PRIVATE PLACEMENTS:

         On May 22, 1995, the Company completed a private offering of 1,600,000 units (the "Units"). Each Unit consisted of one share of common stock, a three year warrant to acquire 0.5 shares of common stock at the exercise price of $4.50 per share, and a three year warrant to acquire 0.4 shares of common stock at the exercise price of $5.50 per share. Investors were granted registration rights with respect to both the common stock included in the Units and the common stock underlying the related warrants. The offering of Units raised proceeds of approximately $5,760,000, net of related expenses at a price of $3.65 per Unit. The proceeds of this private placement were used in part to fund the acquisition of Premier.

         On August 29, 1995, the Company completed a private placement of its common stock.

         This offering consisted of 3,500,000 shares at a price of $4.38 per share. The net proceeds of this offering were approximately $15,080,000, net of related expenses including placement commissions. There were no warrants issued in connection with this private placement.

         On April 18, 1996, the Company completed a private placement of its common stock. This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this offering were approximately $8,382,000 net of related expenses including placement commissions. There were no warrants issued in connection with this private placement.

8.       STOCKHOLDER'S EQUITY:

         During August 1996, the Company registered the shares underlying its outstanding Series A and B warrants. Series A warrants representing 643,344 of a total of 650,000 shares of common stock were exercised before expiring, at an exercise price of $6.00 per share.

         During September 1996, in connection with the Symphony acquisition, the Company completed the public offering of 10,350,000 shares of its common stock, including exercise of the Underwriter's over-allotment option. This offering, which was priced at $11.00 per share, generated net proceeds to the Company of approximately $107,500,000. Proceeds from this offering were used to repay in full the $100,000,000 of acquisition financing incurred in connection with the Symphony acquisition.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                               SEPTEMBER 30, 1996

                                  (CONTINUED)

9.       RESTRUCTURING:

         Corporate.

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

         In connection with the adoption of the formal plan of corporate restructuring on June 30, 1995, the Company discontinued the operations of its mail order pharmacy subsidiary and effective July 3, 1995, sold the assets of its computer software division.

         New York Pharmacy Consolidation.

         Effective June 30, 1996, the Company closed its Inwood, New York long-term care pharmacy and consolidated its operations with those of other of the Company's long-term care pharmacies in the New York metropolitan area.

         Long-term Care Pharmacy.

         During August 1996, in connection with the Symphony acquisition, the Company adopted a plan to restructure its long-term care pharmacy operations by consolidating two of its existing California facilities into a new, more centralized location and by consolidating its Aston, Pennsylvania and Baltimore, Maryland long-term care pharmacies into one of its existing mid-Atlantic pharmacies. In addition, the Company's restructuring plan includes the relocation of its corporate headquarters.

         The Company has recorded as a restructuring charge during the three months ended September 30, 1996, the estimated costs associated with the long-term care pharmacy restructuring of $2,825,000. These costs include, among other items, future lease obligations relating to facility closures and severance and other costs relating to planned downsizing of the Company's work force.

10.      ACQUISITION FINANCING FEES AND EXPENSES:

         In connection with the Symphony acquisition, the Company entered into a senior subordinated credit agreement with a group of lenders pursuant to which the lenders funded

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

                               SEPTEMBER 30, 1996

                                  (CONTINUED)

         a $100 million bridge loan. The proceeds of the bridge loan were used to pay a portion of the Symphony acquisition purchase price. The bridge loan bore interest at a floating interest rate of LIBOR plus 6.0% to 6.25%. In connection with the bridge loan, the Company incurred a commitment fee of $2,500,000, net of an early loan repayment discount. The bridge loan was repaid in full by the Company on September 26, 1996, using the proceeds of the September 1996 public offering (Note 8).

         Included as acquisition financing fees and expenses in the accompanying consolidated statement of operations is the commitment fee ($2,500,000), interest ($1,813,000) and bridge loan closing costs ($261,000).

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

12.      SUBSEQUENT EVENT:

         During October, 1996, the Company acquired the institutional pharmacy business of Happy Harry's, Inc., a Delaware based retail drug store operator. The purchase price was approximately $4.0 million in cash.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

Capstone is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides its long-term care clients with comprehensive institutional pharmacy services that include (i) the purchasing, repackaging and dispensing of pharmaceuticals, (ii) infusion therapy and Medicare Part B services, which are comprised of enteral nutrition and urologic supplies, and
(iii) pharmacy consulting services, all of which are supported by computerized record keeping and third-party billing services. The Company serves its long-term care clients primarily through regional pharmacies that are open 24 hours, seven days a week. In the correctional business, the Company provides pharmaceuticals primarily under capitated contracts at correctional institutions that have privatized inmate health care services.

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

During the third quarter of 1996, Capstone implemented a restructuring plan that will consolidate and integrate the Company's recent acquisitions with existing operations, as well as promote an efficient structure to support continued growth. Key aspects of this plan include the consolidation of California, Pennsylvania and Maryland long-term care pharmacies and the closure of excess facilities. The Company also plans to relocate its corporate headquarters to Dallas, Texas.

The acquisition of institutional pharmacy companies has resulted in a significant change in the Company's financial profile. Between May 1, 1995 and September 30, 1996, the Company completed a total of five such acquisitions. Two of these acquisitions were completed during the three months ended September 30, 1996. Effective July 1, 1996, the Company acquired MediDyne, a provider of Medicare Part B services. On July 29, 1996, the Company acquired Symphony from IHS, adding approximately 445 long-term care facilities containing over 40,000 beds. The Symphony acquisition significantly increases the Company's client base and geographic scope. All of these acquisitions have been accounted for using the purchase method of accounting, and as a result, the Company will incur significant future amortization expense associated with goodwill.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

On a proforma basis for all acquisitions, the Company's net sales and income from continuing operations for the twelve months ended December 31, 1995 were $191,816,000 and $518,000, respectively, compared to actual net sales of $43,608,000 and an actual loss from continuing operations of $10,781,000 in the prior fiscal year ended February 28, 1995. The Company's proforma net sales and income from continuing operations for the nine month period ended September 30, 1996, were approximately $159,908,000 and $4,563,000, respectively, compared to the actual net sales of approximately $90,162,000 and an actual loss from continuing operations of $2,557,000 for the nine month period ended September 30, 1996.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales increased to $44,015,000 in the 1996 period from $16,136,000 in the 1995 period, an increase of $27,879,000 or 172.8%. Of this increase, approximately $20,392,000 was attributable to the acquisitions of Symphony and MediDyne.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $25,524,000 in the 1996 period from $9,960,000 in the 1995 period, an increase of $15,564,000 or 156.3%. As a percentage of net sales, cost of sales decreased to 58.0% in the 1996 period from 61.7% in the 1995 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $14,790,000 in the 1996 period from $5,899,000 in the 1995 period, an increase of $8,891,000 or 150.7%. As a percentage of net sales, selling, general and administrative expenses were 33.6% in the 1996 period compared to 36.6% in the 1995 period. The decrease as a percentage of net sales was a result of the corporate restructuring discussed above and initial operational synergy's achieved through the acquisition of Symphony.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,489,000 in the 1996 period from $391,000 in the 1995 period, an increase of $1,098,000 or 280.8%. Of this increase, approximately $414,000 was attributable to depreciation related to acquisitions. Amortization of goodwill increased by $684,000 in the 1996 period as a result of acquisitions.

RESTRUCTURING CHARGES. Restructuring charges increased to $2,825,000 in the 1996 period from $0 in the 1995 period. This increase is the result of the plan of long-term care pharmacy restructuring which was adopted in connection with the Symphony acquisition which will result in the closure and

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

consolidation of three existing long-term care pharmacies as well as the relocation of the corporate headquarters.

NON-OPERATING EXPENSE. Non-operating expenses include interest, acquisition financing costs and other non-operating items. Non-operating expenses increased to $4,931,000 in the 1996 period from $170,000 in the 1995 period, an increase of $4,761,000. The increase is primarily due to financing fees and expenses associated with the Symphony acquisition loan and bank borrowings related to other acquisitions.

INCOME TAXES. Income taxes in the 1996 and 1995 periods consist of accruals for estimated state and local incomes taxes based upon apportioned state taxable income, offset by estimated refundable federal income taxes resulting from the benefit of net operating loss carrybacks and the utilization of net operating loss carryforwards.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations increased to $3,336,000 in the 1996 period from a loss of $284,000 in the 1995 period, an increase of $3,052,000. The increase is attributable to the restructuring charges discussed above and acquisition financing fees and expenses.

NET SALES. Net sales increased to $90,162,000 in the 1996 period from $39,276,000 in the 1995 period, an increase of $50,886,000 or 129.6%. This increase is attributable to the acquisitions of Geri-Care, IMD, MediDyne and Symphony, all of which occurred during 1996.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $54,370,000 in the 1996 period from $24,807,000 in the 1995 period, an increase of $29,563,000 or 119.2%. As a percentage of net sales, cost of sales decreased to 60.3% in the 1996 period from 63.2% in the 1995 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $29,243,000 in the 1996 period from $14,550,000 in the 1995 period, an increase of $14,693,000 or 101.0%. As a percentage of net sales, selling, general and administrative expenses were 32.4% in the 1996 period compared to 37.0% in the 1995 period. The decrease as a percentage of net sales was due to reduced costs as a result of the corporate restructuring discussed above, expense reimbursement associated with a pre-acquisition management agreement related to MediDyne and initial operational synergy's achieved through the acquisition of Symphony.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,651,000 in the 1996 period from $954,000 in the 1995 period, an increase of $1,697,000 or 177.9%. Of this increase,

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

approximately $701,000 was attributable to depreciation related to acquisitions. Amortization of goodwill increased by $996,000 in the 1996 period as a result of acquisitions.

RESTRUCTURING CHARGES. Restructuring charges increased to $2,825,000 in the 1996 period from $2,064,000 in the 1995 period. The 1996 amounts reflect the Symphony acquisition related restructuring and the 1995 amounts reflect the general business restructuring each as discussed above.

NON-OPERATING EXPENSE. Non-operating expenses include interest, acquisition financing fees and expenses and other non-operating items. Non-operating expenses increased to $5,521,000 in the 1996 period from $264,000 in the 1995 period, an increase of $5,257,000. The increase is primarily due to bridge financing fees and expenses associated with the Symphony acquisition loan and bank borrowings related to other acquisitions.

INCOME TAXES. Income taxes in the 1996 and 1995 periods consist of accruals for estimated state and local incomes taxes based upon apportioned state taxable income, offset by estimated refundable federal income taxes resulting from the benefit of net operating loss carryforwards.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations decreased to $2,557,000 in the 1996 period from a loss of $3,245,000 in the 1995 period, a decrease of $688,000. The decrease is attributable to the acquisitions and corporate restructuring discussed above.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW:

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies.

The Company's net cash used in operating activities was $6,076,000 and $2,764,000, respectively, for the nine months ended September 30, 1996 and 1995, respectively. Generally, the cash used in operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash to operating activities was impacted by a $4,369,000 decrease in accounts payable and a $3,130,000 increase in inventories and accounts receivable in the nine months ended September 30, 1996, and by a $3,259,000 net loss and a $3,777,000 decrease in accounts payable and accrued expenses for the nine months ended September 30, 1995.

The Company's net cash used in investing activities was $153,833,000 and $4,473,000 for the nine months ended September 30, 1996 and 1995, respectively. Net cash to investing activities was

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

impacted by $154,737,000 of acquisition spending for Geri-Care, IMD, MediDyne and Symphony in the nine months ended September 30, 1996 and by $4,169,000 of acquisition spending for Premier in the nine months ended September 30, 1995.


Net cash provided by financing activities was approximately $169,278,000 and $10,156,000 for the nine months ended September 30, 1996 and 1995, respectively. Net cash from financing activities was impacted by public and private equity offerings for net proceeds of $144,929,000 and $132,355,000 of borrowings and $107,813,000 of debt repayments in the nine months ended September 30, 1996 and by equity offerings for net proceeds of $21,332,000, $10,339,000 of borrowings and $21,302,000 of debt repayments in the nine months ended September 30, 1995.

The Company's current ratio was 3.72:1 at September 30, 1996 and 1.97:1 at December 31, 1995, respectively. The increased current ratio at September 30, 1996 was due primarily to an increase in accounts receivable, inventories and prepaid expenses partially offset by increases in accounts payable, accrued expenses and other current liabilities, all as a result of acquisitions.

During January 1996, CreditAnstaldt Corporate Finance, Inc. ("CreditAnstaldt") agreed to amend the Company's revolving line of credit (the "Line of Credit") to provide for an increase in borrowings available under the Line of Credit to $15,000,000 and to add a new term loan facility in the amount of $10,000,000 (the "Term Loan"). Upon completion of a private placement in April, 1996, maximum availability under the Line of Credit and the Term Loan was increased pursuant to the terms thereof to $21,000,000 and $14,000,000, respectively, subject to certain borrowing base limitations.

Borrowings under the Line of Credit and Term Loan are secured by substantially all of the assets of the Company, bear interest at rates of either prime plus 0.25% or LIBOR plus 1.25% (8.25% and 6.48%, respectively, as of September 30,
1996) and are subject to other restrictions and loan covenants, all as defined by the underlying agreements.

As of September 30, 1996, the Company had outstanding borrowings of $15,423,000 under the Line of Credit and $14,000,000 under the Term Loan.

On May 22, 1995, the Company completed a private placement of 1,600,000 units (the "Units") at a price of $3.65 per Unit. Net proceeds to the Company were approximately $5,760,000. Each Unit consists of one share of common stock, a three-year warrant to acquire 0.5 shares of common stock at the exercise price of $4.50 per share, and a three-year warrant to acquire 0.4 shares of common stock at the exercise price of $5.50 per share. Counsel acquired 596,362 Units, and officers and directors of the Company acquired 261,780 Units. On August 29, 1995, the Company completed a private placement of 3,500,000 shares of common stock at a price of $4.38 per share for net proceeds of approximately $15,080,000. Counsel Corporation purchased 1,311,237 shares in the August 1995 private placement. On April 18, 1996, the Company completed a private placement of 1,035,000 shares of common stock at a price of $8.50 per share for net proceeds of approximately

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

$8,370,000 (the "April 1996 Private Placement"). The net proceeds from these four private placements were used primarily to repay indebtedness related to the acquisitions of Premier in May 1995, Geri-Care in January 1996 and IMD in February 1996. On July 29, 1996, Counsel purchased from the Company in a private placement transaction, 2,112,490 shares of common stock at a price of approximately $11.83 per share for net proceeds to the Company of $25,000,000. The proceeds were used as part of the purchase price for the Symphony acquisition. As an additional part of such purchase price, the Company issued 2,112,490 shares of common stock valued at approximately $11.83 per share to IHS.

In connection with the Symphony acquisition, Capstone entered into a Senior Subordinated Credit Agreement with Bankers Trust Company as agent and lender and Canadian Imperial Bank of Commerce as lender, pursuant to which the lenders funded the $100.0 million Bridge Loan. The Company incurred $1,813,000 in interest charges, and $2,761,000 in fees and other costs during the third quarter of 1996 related to this loan. The loan was paid off in September of 1996.

During August 1996, the Company registered the shares underlying its outstanding Series A and B warrants. Series A warrants representing 643,344 of a total of 650,000 shares of common stock were exercised before expiring, at an exercise price of $6.00 per share.

Holders of the exercised Series A warrants received 643,344 shares of common stock and 643,344 newly issued Series B warrants which can be exercised through August 1997 at a price of $10.00 per share. Proceeds from the Series A warrants were approximately $3,788,000 and will be used for general working capital purposes.

During September 1996, the Company issued 10,350,000 shares in a Public Offering, providing approximately $107,500,000 in net proceeds. A portion of the proceeds were used to repay, in full, the Bridge Loan associated with the Symphony acquisition.

The Company believes its existing Line of Credit is sufficient to fund its current working capital needs. In order to implement its growth strategy, the Company will require substantial capital resources and will need to incur, from time to time, additional bank indebtedness. The Company also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all.

PART II.         OTHER INFORMATION

Item 1           Legal Proceedings

                 Not Applicable

Item 2           Changes in Securities

                 Not Applicable

Item 3           Defaults Upon Senior Securities

                 Not Applicable

Item 4           Submission of Matters to a Vote of Security Holders

                          On August 15, 1996, the Company held a Special
                 Meeting of the Stockholders at which stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares in the Company from 30 million to 50 million with 10,222,373 votes cast for the proposal, 192,094 votes against, 7,515 abstentions and no broker non-votes.

Item 5           Other Information

                 Not Applicable

Item 6           Exhibits and Reports on Form 8-K

                 a) The exhibits filed as a part of this Report are listed in the Exhibit Index immediately following the signature page.

                 b) Reports on Form 8-K filed between July 1 and September 30, 1996, inclusive:

                          (i) A report has been filed on Form 8-K, dated July 18, 1996, disclosing the pending acquisition of Symphony by Company.

                          (ii) A report has been filed on Form 8-K/A2, dated February 29, 1996, amending reports on Form 8-K and 8-K/A dated February 29, 1996, by disclosing revised pro forma financial information related to the acquisitions of IMD, Geri-Care and Premier by the Company.

                          (iii) A report has been filed on Form 8-K/A2, dated
                                May 22, 1995, amending reports on Forms 8-K and 8-K/A dated May 22, 1995, by disclosing certain revised financial data related to the acquisitions of Premier by Company.

                          (iv) A report has been filed on Form 8-K dated July 30, 1996, disclosing the funding and closing of the acquisition of Symphony by Company and related financial information.

                          (v) A report has been filed on Form 8-K/A, dated July 30, 1996, amending a report on Form 8-K dated July 30, 1996, by disclosing financial data related to the acquisition of Symphony by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPSTONE PHARMACY SERVICES, INC.
                                         --------------------------------
                                                   (Registrant)


Dated:   November 13, 1996               By:  /s/ Donald W. Hughes
                                            -----------------------------------
                                                  Vice President and
                                                  Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit
Number                                                 Description
------                                                 -----------
2.1      Asset Purchase Agreement dated February 29, 1996, by and among IMD Corporation, Dennis Ruben, the Trust,
         Illinois Pharmacy Acquisition Co., and Capstone Pharmacy Services, Inc. (incorporated by reference to Exhibit 2 to Form 8-K dated February 29, 1996)

2.2      Asset Purchase Agreement among Integrated Health Services, Inc., Symphony Pharmacy Services, Inc., various of its subsidiaries and the Company, dated June 20, 1996 (incorporated by reference to Exhibit 2 to the Company's Current
         Report on Form 8-K dated July 18, 1996)

2.3      Stock Purchase Agreement by and between DC America and the Company effective July 1, 1996

3.1      Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10Q for period ending August 30, 1995)

3.2      Certificate of Ownership and Merger Merging Choice Mergeco, Inc. into Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10Q for period ending August 30, 1995)

3.3      Certificate of Amendment (incorporated by reference to Exhibit A to the Company's Proxy Statement for
         Special Meeting of Stockholders on August 15, 1996)

3.4      Bylaws of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.3 to Form 10Q for period ending
         August 30, 1995)

10.1     Senior Subordinated Credit Agreement dated July 29, 1996 by and between the Company and Bankers Trust Company as agent and lender

27       Financial Data Schedule (for SEC use only)