Form 10-K
period 1996-12-31
CAPSTONE PHARMACY SERVICES INC
filed 1997-03-31
CIK 792932

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

CHECK ONE:

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20606

                        CAPSTONE PHARMACY SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     11-2310352
        (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            2930 WASHINGTON BOULEVARD,
                BALTIMORE, MARYLAND                                  21230
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 646-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                           ---------------------

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

                                   X  Yes     No
                                  ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 25, 1997, was $12.375.

     On March 25, 1997, 34,066,915 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1997 Annual Meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Capstone Pharmacy Services, Inc. ("Capstone" or the "Company") is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides long-term care facilities with comprehensive institutional pharmacy services that include the purchasing, repackaging and dispensing of pharmaceuticals, infusion therapy, Medicare Part B services, and pharmacy consulting services, all of which are supported by computerized record keeping and third-party billing services. Capstone services approximately 115,000 long-term care beds in 15 states and over 110,000 inmates in correctional facilities nationwide.
The Company serves its long-term care clients primarily through regional pharmacies most of which are open 24 hours, seven days a week. The Company has established regional pharmacies in certain large metropolitan areas, each capable of serving in excess of 10,000 patients. Management believes that the Company can compete more effectively in metropolitan markets by providing a broader range of services to its long-term care clients on a more cost-effective basis than many of its competitors. Management further believes that Capstone's expanded national presence enables it to compete more effectively for larger customers who operate multiple facilities, in part by achieving purchasing efficiencies and other economies of scale. The Company has developed relationships with several large operators of long-term care facilities.

     In the correctional business, where it currently is the largest non-captive provider of pharmacy services in the United States, the Company provides pharmaceuticals under capitated and other contracts to correctional institutions that have privatized their inmate health care services. Management believes the Company's experience in managing capitated correctional contracts, which involves the utilization of closed formularies, generic substitution, rigorous drug utilization review and proactive physician education, will provide a significant competitive advantage as managed care becomes more prevalent in the long-term care industry.

     In connection with an investment by Counsel Corporation ("Counsel") in December 1994, the Company installed a new management team, refocused its operating strategy on its core institutional pharmacy business and initiated an aggressive acquisition strategy. As a result of these efforts, the Company's net sales increased to $144 million for the year ended December 31, 1996 from $56 million for the twelve months ended December 31, 1995. Capstone's profitability also improved during the same time period, with income from continuing operations before costs relating to pharmacy closures and restructuring charges of $6.4 million for the year ended December 31, 1996 compared to a loss from continuing operations of $736,000 for the twelve months ended December 31,
1995. Capstone's strategy is to enhance its position as a leading provider of institutional pharmacy services by: (i) acquiring institutional pharmacy companies in metropolitan markets; (ii) achieving regional market density in order to enhance its operating leverage; (iii) entering preferred provider agreements with long-term care companies; and (iv) emphasizing internal growth through the addition of new clients and the expansion of ancillary services. Capstone acquired six institutional pharmacy service companies in 1996, including Symphony Pharmacy Services, Inc. ("Symphony"), a subsidiary of Integrated Health Services, Inc. ("IHS"). The Symphony
Acquisition increased the number of long-term care beds served by Capstone by approximately 40,000 and enabled Capstone to enter six new states. In 1996 the Company entered into preferred provider agreements with 5 long-term care companies, including IHS, that operate approximately 30,000 beds pursuant to which the Company has the right to provide certain institutional pharmacy services to such beds subject to various terms and conditions. Since December 31, 1994, Capstone has increased its long-term care bed count from approximately 16,200 to approximately 115,000 and the number of inmates served in correctional institutions from approximately 65,000 to approximately
110,000.


                               RECENT DEVELOPMENTS

ACQUISITIONS

     During October 1996, the Company acquired the assets of the institutional pharmacy division of Happy Harry's, Inc., a Delaware based provider of pharmacy services. The division serves approximately 2,500 long-term care beds, with annualized revenues of approximately $4.0 million.

     During December 1996, the Company acquired the assets of Institutional Pharmacy, Inc., a Parsons, Tennessee based provider of institutional pharmacy services. Institutional Pharmacy services approximately 3,700 long-term care beds, with annualized revenues of approximately $4.6 million.

     During January 1997, the Company acquired by merger both Clinical Care-SNF Pharmacy, Inc. and Portaro Pharmacies, Inc., providers of institutional pharmacy services in southern California. These acquisitions solidify the Company's leadership position in the California market place, adding an aggregate of approximately 19,000 beds and approximately $30.0 million annualized revenues.

     Also, during January 1997, the Company acquired the stock of Alger Health Services, Inc., a California based provider of institutional pharmacy services to nursing homes in the greater San Francisco metropolitan area. Alger services approximately 3,500 long-term care beds, with annualized revenues of approximately $8.5 million.

     During March 1997, the Company acquired substantially all of the assets of Pennsylvania Prescriptions, Inc., an institutional and retail pharmacy business operating under the name Emerald Drugs in Harrisburg, Pennsylvania. This acquisition will significantly expand the Company's presence in Pennsylvania, adding approximately 2,200 beds and approximately $12 million in annualized revenues.

      Also, during March 1997, the Company acquired substantially all of the assets of Pharmacare Inc., a Virginia based provider of institutional pharmacy services. Pharmacare services approximately 2,000 long-term care beds, with annualized revenues of approximately $5.5 million.

CREDIT FACILITY

     In December 1996, the Company entered into a revolving $125 million Credit Facility with a syndicate of banks for which Bankers Trust Company acts as agent (the "Credit Facility"). Approximately $32 million of the Credit Facility was used to pay off borrowings under the

Company's prior credit facility with Creditanstalt-Bankverein. The Credit Facility provides the Company with a significant additional source of capital to fund its aggressive acquisition strategy and an additional source of working capital for servicing new preferred provider agreements.

SUPPLIER AGREEMENTS

     During the fourth quarter 1996, the Company selected McKesson Health Systems to be the primary supplier of pharmaceuticals. This agreement will lower drug acquisition cost and will be fully phased in by the end of the first quarter 1997.


                                   THE COMPANY

INDUSTRY OVERVIEW

     Institutional pharmacies purchase, repackage and dispense pharmaceuticals primarily to residents of long-term care facilities such as nursing homes, sub-acute facilities, assisted living facilities and, in certain instances, to inmates in correctional institutions. Unlike acute care hospitals, most long-term care facilities do not maintain on-site pharmacies because they do not generally require a volume of prescribed medications sufficient to make a pharmacy cost-effective. Prior to the 1970s, the pharmacy needs of long-term care facilities generally were fulfilled by local retail pharmacies. In response to increasingly strict nursing home regulations, changes in the reimbursement environment and the increasing acuity of long-term care patients, the breadth of pharmacy services required by long-term care facilities has increased substantially. In addition to providing oral medications, many institutional pharmacies provide infusion therapy, Medicare Part B services such as enteral nutrition services and urologic supplies, and pharmacy consulting services, including monitoring the control and administration of pharmaceuticals within a facility, assistance in complying with applicable regulations, therapeutic monitoring and drug utilization review services. The Company believes that institutional pharmacy companies are best positioned to meet evolving market demands in the long-term care industry and to assume a proactive role in influencing the effectiveness and cost of health care.

     Industry analysts estimate that the provision of institutional pharmacy services is a $4.5 billion industry that is growing approximately 10% per year. Management believes this growth is being driven by two primary factors: (i) the increasing number of residents receiving treatment in long-term care or other institutional settings and (ii) the increasing acuity of residents in long-term care and correctional institutions. Management believes that several factors will continue to influence the increase in the number of patients residing in long-term care settings including the aging of the population, earlier discharge of patients from acute care settings into lower cost institutional settings, growth in the number of assisted living beds and a decreasing tendency for families to maintain the role as primary care giver for elderly relatives. Factors influencing the increase in medications administered to institutional patients include advances in medical technology, which have resulted in new drug therapy alternatives, and the increasing acuity of nursing home and sub-acute patients as a result of quicker discharge following acute care procedures. Management believes that the average long-term care patient receives approximately six to eight medications per day.

     The long-term care segment of the institutional pharmacy industry is highly fragmented, with small retail pharmacies serving approximately 27% of long-term care facilities, independent institutional pharmacy companies serving approximately 43% of long-term care facilities and in-house captive pharmacies serving the remaining 30% of such facilities. Management believes that consolidation will accelerate as long-term care providers migrate from traditional retail pharmacies to larger institutional pharmacy companies. Factors driving consolidation in the institutional pharmacy industry include:

     Economies of Scale. Larger institutional pharmacies are able to leverage corporate purchasing agreements to reduce drug costs. Management believes that industry-wide drug costs average between 50% and 60% of sales, making purchasing efficiencies critical to controlling costs. Industry participants purchase the majority of their drug supplies from large drug wholesalers, and larger industry participants have greater bargaining power to reduce costs associated with such purchases.

     Ability to Provide a Broad Range of Services. As a result of their ability to serve multiple facilities from a single location, larger pharmacies generally are able to offer more services at a lower cost per bed. These services include 24 hours, seven days per week coverage, clinical pharmacists, registered nurses and more frequent deliveries.

     Regulatory Expertise and Systems Capabilities. Long-term care facilities are demanding more sophisticated and specialized services from pharmacy providers due, in part, to increasingly complex government regulations requiring enhanced planning, monitoring and reporting capabilities regarding patient care. As a result, long-term care administrators seek experienced institutional pharmacy providers which offer computerized information and documentation systems designed to monitor patient care and to assist in controlling facility and payor costs.

SERVICES

     Pharmacy Services. Capstone's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and correctional institutions. The Company purchases pharmaceuticals in bulk quantities from wholesalers and manufacturers and dispenses both prescription and non-prescription drugs in patient-specific unit dose or blister packages in accordance with physician orders. Prescription and non-prescription medications are delivered at least daily to long-term care facilities for administration to residents by the nursing staffs of such facilities. Capstone's pharmacists package drugs to meet each patient's needs for either single-day or multi-day dosage requirements. Capstone can customize the timing and packaging of its delivery system to meet specific client needs.

     Capstone uses an order processing system that enables its long-term care clients to order pharmaceuticals using either a pre-printed label or monthly order forms. Clients generally take delivery of routine orders within 24 hours; however, many of the Company's pharmacies are open 24 hours to provide emergency service when needed. Once a physician order is received by Capstone, it is entered into one of the Company's pharmacy computer systems where information is screened for drug and food interactions, allergies, and refill limitations. Upon entry, the prescription becomes part of the permanent patient record, and a label is printed for application to the Company's blister package. The package label contains specific patient information as well as physician name, medication, dosage information and cautionary messages. Prior to delivery to the long-term care facility, the completed prescription with patient-specific label attached is reviewed by one of the Company's pharmacists and re-verified against the original order entry data. Following this final quality assurance check, the prescription is delivered by courier service to the facility.

     As an additional service, the Company furnishes its clients with customized information from its computerized medical records and documentation system. This system aggregates and organizes detailed patient medical records, facility drug usage and monthly management and quality assurance reports. Management believes this system of client-tailored information management, combined with the Company's patient-specific unit dose delivery system, results in improved efficiency and accuracy in the administration of medications and reduces the likelihood of drug-related adverse consequences.

     In addition to its core long-term care and correctional business, the Company also provides pharmacy management services to six acute care hospitals pursuant to management contracts on either a single-year or multi-year basis.

     Pharmacy Consulting Services. Capstone provides value-added consulting services that help clients comply with federal and state regulations applicable to long-term care facilities, manage medication costs more effectively and maximize the efficacy of drug regimens. These pharmacy consulting services include (i) a review of each patient's medical record and drug regimen to facilitate the monitoring of potential adverse drug reactions, (ii) recommendation of therapeutic alternatives, where appropriate, (iii) monthly evaluation of facility-wide drug usage and drug costs and (iv) maintenance of drug administration records that assist the long-term care facility with regulatory compliance.

     Ancillary Services. Capstone provides long-term care facilities with infusion therapies and Medicare Part B services, including enteral nutrition and urologic supplies, as well as counseling and assistance with regulatory compliance in connection with such services. The Company's registered nurses provide on-site training to client facility staff members in the use of infusion and enteral supplies and equipment. Prior to the acquisition of MediDyne Corp. in July 1996 and the Symphony Acquisition in July 1996, ancillary services did not comprise a material component of Capstone's net sales.

OPERATIONS

     Organization. Capstone's long-term care operations are divided into five geographic regions, each headed by a regional vice president. Management believes this regional organizational structure provides the flexibility to accommodate continued growth. Capstone believes that the institutional pharmacy business is dependent in large part on personal service and encourages its pharmacists to develop personal relationships and to be responsive to local market demands. The Company uses more centralized financial and inventory control systems support than typically available to small, independent pharmacy operators. Additional services performed at the corporate level include quality improvement oversight, financial and accounting functions, clinical program development, group purchasing, marketing, acquisitions and corporate development activities.

     Pharmacy Distribution Model. In the long-term care business, the Company typically provides services through regional pharmacies that have the capability to serve long-term care facilities within a 150-mile radius. These regional pharmacies are generally open 24 hours, seven days a week and are staffed with clinical pharmacists, registered nurses and pharmacy technicians. The Company provides services from 40 pharmacies in 15 states. In the correctional business, the Company dispenses pharmaceuticals via overnight delivery primarily from a centralized mail service pharmacy operation located in Baltimore, Maryland.

     Formulary Management. Capstone utilizes a closed formulary management system, Capstone Select(SM), in its capitated correctional business. Under the Company's closed formulary, Capstone pharmacists assist prescribing physicians in selecting the most appropriate drug among therapeutic alternatives, including generic substitutions, and in the use of more cost-effective dosage amounts.

     Management believes that its experience with formulary management in its correctional business, combined with Symphony's newly established long-term care formulary program, should enhance Capstone's ability to implement an effective formulary management system that will be attractive to long-term care providers and third-party payors.

     Sales & Marketing. The Company's marketing efforts are directed at long-term care facility operators and providers of health care services to correctional institutions. While pricing is an important factor in the selection of pharmacy providers, Capstone's experience is that the primary factor, particularly among long-term care operators, is the quality and range of services offered. Consequently, the Company strives to provide high-quality services that are tailored to each client's needs. Once a relationship is established, Capstone then attempts to expand the range of services it provides.

     Capstone's marketing efforts are conducted by its regional vice presidents with support from local pharmacy managers and regional salespersons. The Company's consultant pharmacists and nurse consultants also are integral to the marketing effort because of their daily contact with the facility managers and the residents in those facilities.

     Suppliers. Capstone purchases substantially all of its pharmaceutical inventories from wholesalers and manufacturers. During the fourth quarter of 1996, Capstone negotiated a new primary wholesaler agreement with terms that are more favorable to Capstone than its previous contracts. Capstone also has in place secondary wholesale agreements to minimize its purchasing channels while maximizing inventory quality and cost savings. Because of readily available alternatives, Capstone is not dependent on any one supplier.

     Customers. The primary customers of the Company are long-term care facilities, correctional facilities, and hospitals. The Company is not dependent on any one customer. The table below sets forth the percentage of revenues from continuing operations derived from each payor source for the periods presented:

                                 Year Ended           Ten Months Ended            Year Ended
Payor Source                  December 31, 1996       December 31, 1995       February 28, 1995
------------                  -----------------       -----------------       -----------------
Long-Term Care Facilities            86.4%                   63.3%                   59.2%
Correctional Facilities              12.1                    23.1                    21.1
Hospital                              1.5                    13.6                     6.8
Medical/Surgical                      0.0                     0.0                    12.9

COMPETITION

     The institutional pharmacy market is highly fragmented and competition varies significantly from market to market. The Company's competitors include small retail pharmacies, large chain pharmacies, in-house captive pharmacies and a small number of national institutional pharmacies. Management believes that the competitive factors most important in the Company's lines of business are quality and range of service offered, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources and competitive prices. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from local market entrants.

REIMBURSEMENT

     The Company is reimbursed, directly or indirectly, by government-sponsored programs for a majority of its institutional pharmacy services.

     The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of HHS for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for prescription drugs under Medicaid. Pharmacy services are priced on a state-by-state basis at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price) plus a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis. State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement program or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business.

     Medicare, a federally-funded health insurance program, consists of two parts: Medicare Part A, which covers, among other things, pharmaceutical costs for eligible long-term patients; and Medicare Part B, which covers certain items and services provided by medical suppliers, including enteral nutrition and urologic supplies. Medicare Part A requires long-term care facilities to submit all of their costs for patient care, including pharmaceutical costs, in a unified bill. Thus, fees for pharmaceuticals provided to Medicare Part A patients are paid to the Company by the long-term care facility on a monthly basis. Pricing is consistent with that of private pay residents. Medicare Part A has a cost-sharing arrangement under which patients must pay a portion of their costs. These non-covered co-payments are billed by the facility directly to the residents or the state Medicaid plan, as the case may be.

     Payment for Medicare Part B is based on a fee schedule, which varies depending on the state in which the patient receiving the items resides, and is made on a per-item basis directly to the supplier. The Company either bills Medicare directly for Medicare Part B covered products for each patient or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility. Medicare Part B also has an annual deductible as well as a co-payment obligation on behalf of the patient, and the portion not covered by Medicare is billed directly to the patient or appropriate secondary payor.

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to the Company. To date, the Company has not experienced any material adverse effect due to any such budgetary shortfall.

     In addition, the failure, even if inadvertent, of Capstone and/or its client institutions to comply with applicable reimbursement regulations could adversely affect Capstone's business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect the Company's business.

     For patients carrying third-party insurance, the patient's individual insurance plan is billed monthly. For those patients who are ineligible for the Medicaid and Medicare programs and are not covered by private insurance, the Company bills the individual or another responsible party monthly based on prevailing regional market rates or "usual and customary" charges. In New York, the Company receives the majority of its payments directly from the long-term care facilities it serves.

GOVERNMENT REGULATION

     Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. Capstone continuously monitors the effects of regulatory activity on its operations.

     States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has its pharmacies licensed in each state in which it operates a pharmacy. In addition, the Company currently delivers prescription drugs from its licensed pharmacies to many states in which the Company does not operate a pharmacy. Most of these states regulate the delivery by out-of-state pharmacies of prescription drugs to patients in such states, and Capstone's pharmacies hold these requisite licenses. In addition, Capstone's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

     Long-term care facilities are also required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Long-term care facilities are also subject to state and federal nursing home regulations which impose strict compliance standards relating to quality of care for long-term care facilities operations, including extensive documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on the

Company's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

     Federal and state laws impose certain repackaging, labeling, and packing insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must be registered with the Food and Drug Administration. The Company holds all required registration and licenses, and its repackaging operations are in material compliance with applicable state and federal requirements.

     The long-term care pharmacy business operates under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare. As is the case for nursing home services generally, Capstone receives reimbursement from both the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with long-term care expenditures nationally.

     Federal regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to long-term care facility residents if the long-term care facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients.

     In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers. Such limitations may increase the competition which the Company faces in providing services to long-term care patients.

     The Company is subject to federal and state laws that govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute and physician self-referral prohibitions. The anti-kickback statute was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute. In August 1994, the Office of Inspector General ("OIG") of the Department of Health and Human Services, issued a Special Fraud Alert regarding prescription drug marketing schemes which it believes may violate the anti-kickback statute. Among the specific activities identified in the Fraud Alert were a "product conversion" program in which a drug company offered cash awards to pharmacies who changed from another company's drug product to their product. The Fraud Alert also targets marketing programs in which drug companies offer cash or other benefits to pharmacists in exchange for marketing tasks in the course of pharmacy practice related to Medicare or Medicaid.

     The physician self-referral prohibition, commonly referred to as the "Stark" law, prohibits a physician from referring Medicare or Medicaid patients to "designated health services" in which the physician (or family member) has a financial interest, either through ownership or compensation arrangements. Prohibited referrals will not be reimbursed by Medicare or Medicaid, and the statute makes it illegal to seek reimbursement from any other source. In addition, violations may result in fines and/or civil penalties and exclusion from the Medicare and Medicaid programs. The list of "designated health services" includes outpatient prescription drugs. Some states have also passed similar "anti-self referral" legislation. The Company does not believe that the Stark law or similar state laws, have had, or will have, a significant adverse impact on the operations of the Company.

     In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. Further, a number of states involved in these enforcement actions have requested that the Federal Food and Drug Administration ("FDA") exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, the FDA involvement would have on the Company's operations.

     The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

     Employees. As of March 25, 1997, the Company had approximately 1,363 full-time employees and approximately 539 part-time employees. Management believes the company's relationship with its employees is good. None of the Company's employees are represented by labor unions under any collective bargaining agreement.

ITEM 2. PROPERTIES.

     The following table sets forth certain information regarding significant properties owned or leased by the Company at December 31, 1996:

                                   SQUARE FEET          EXPIRATION
        ADDRESS                   (APPROXIMATE)          OF LEASE                       USE
        -------                   -------------        -------------         --------------------------
LEASED:

9901 E. Valley Ranch Parkway           7,776           July 1999             Executive Offices
Irving, Texas

2930 Washington Boulevard             63,000           June 2002             Executive Offices and
Baltimore, Maryland                                                          Pharmacy

414 Alfred Avenue                     23,487           October 1997          Pharmacy
Teaneck, New Jersey

700 Washington Blvd.                     198           December 1997         Pharmacy
Baltimore, MD

5 O'Dell Plaza                         8,300           October 1999          Pharmacy
Yonkers, NY


                                   SQUARE FEET          EXPIRATION
        ADDRESS                   (APPROXIMATE)          OF LEASE                      USE
        -------                   -------------        -------------         --------------------------
5301 East River Road, #101           13,747            January 31, 2001      Pharmacy
Minneapolis, MN

2507 Gravel Drive                     9,000            July 31, 1999         Pharmacy
Ft. Worth, TX

4802 Pittsburgh Avenue                5,400            December 15, 2000     Pharmacy
Erie, PA

6250 19th NW 23rd Street              2,750            July 31, 1997         Pharmacy
Gainesville, FL

5350 Alla Road                       21,141            June 30, 2002         Pharmacy
Los Angeles, CA

603 North Eckhoff                     4,800            November 30, 1999     Pharmacy
Orange, CA

3813 Jefferson Highway                5,400            Month to month        Pharmacy
Jefferson, Louisiana

5185 Campus Drive                    11,000            March 22, 2000        Pharmacy
Plymouth Meeting, PA

955 East Fillmore Street              3,250            January 31, 2000      Pharmacy
Colorado Springs, CO

                                   SQUARE FEET          EXPIRATION
        ADDRESS                   (APPROXIMATE)          OF LEASE                       USE
        -------                   -------------        -------------          --------------------------
6576 80th Avenue North                5,000            February 28, 1998      Pharmacy
Pinellas Park, FL

2101 NW 33rd Street                    7,443           February 28, 2000      Pharmacy
1400 A & 1500 A
Pompano Beach, FL

1130 Palmyrita Avenue, #350            6,627           October 31, 2000       Pharmacy
Riverside, CA

5730 Clark Road                        5,450           January 31, 2000       Pharmacy
Sarasota, FL

6201 16th Avenue                       4,000           February 28, 1999      Pharmacy
Brooklyn, NY

111 Cedar Lane                         5,000           April 30, 1999         Pharmacy
Englewood, NJ

708 Enterprise Drive                  13,000           January 2006           Pharmacy
Oak Brook, IL

111 Ruthar Drive                      13,600           October 2009           Pharmacy
Newark, DE

325 East Main Street                   8,000           December 1999          Pharmacy
Parsons, TN

153 Stewart Road                       5,312           November 22, 2001      Pharmacy
Wilkes-Barre, PA

10 Bearfoot Road                       9,276           December 1, 2000       Pharmacy
Northborough, MA

80 Little Falls Road                 13,500            December 31, 2002      Pharmacy
Fairfield, NJ

     The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

     A lawsuit, Marvin Levine, Gloria Levine, and John McBay v. Capstone Pharmacy Services, Inc., Premier Pharmacy, Inc. ("Premier"), and Compuscript, Inc., was filed in the Supreme Court of the State of New York, County of Westchester (No. 19238/95) on November 15, 1995. The plaintiffs sold the stock of Compuscript, Inc. ("Compuscript") to Premier in 1993 pursuant to the terms of a purchase agreement (the "Agreement") and claim that Premier, which the Company has acquired, and Compuscript owe them approximately $1,000,000 under promissory notes delivered to them as part of the consideration for their Compuscript stock. Plaintiffs also claim that Compuscript and Premier owe them an additional $1,100,000 because of the alleged occurrence of certain events that would give rise to such an obligation under the Agreement. Finally, the plaintiffs claim the Company is liable for tortiously interfering with their rights under the Agreement and under the promissory notes. The complaint seeks total judgments of $7,100,000, plus interest and costs against the defendants. The defendants, including Capstone, have answered the complaint and are vigorously contesting the plaintiffs' claims. In addition, Premier has filed a counterclaim against the plaintiffs for breaches of certain representations and warranties in the Agreement. Capstone does not believe that this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

     The Company is from time to time subject to claims and suits arising in the ordinary course of business, including claims for repayment of monies paid to the Company under Medicare or Medicaid. Although the Company and its subsidiaries are not parties to any such litigation in which, in management's opinion, an adverse determination would have a material effect on the Company's financial position, there can be no assurance that the Company will not become involved in such litigation in the future.

     Except for the above described proceedings, as of March 25, 1997, there were no material legal proceedings pending against the Company nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1996, no matters were submitted to a vote of the Company's security holders.

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

                                                        BID QUOTATIONS
                                                     --------------------
                                                     HIGH              LOW
TEN MONTHS ENDED DECEMBER 31, 1995(1)                ----              ---
-------------------------------------
         1st Quarter                                $ 5.00            $2.81
         2nd Quarter                                  5.56             4.00
         3rd Quarter                                  6.94             5.19
         4th Quarter (December only)                  7.88             6.25

YEAR ENDED DECEMBER 31, 1996
------------------------------------
         1st Quarter                                $ 9.25            $7.00
         2nd Quarter                                 13.38             8.50
         3rd Quarter                                 13.63             9.75
         4th Quarter                                 13.13             9.38

-------------
(1) Effective December 31, 1995, the Company changed its year end from February 28 to December 31.

     As of March 25, 1997, the number of record holders of the Company's shares was approximately 570, which does not include individual participants in security position listings. The Company believes that the number of beneficial owners of the Company's shares exceeds 400, the minimum number required by the NASDAQ Stock Market. On March 25, 1997, the closing bid quotation for the Company's common stock was $12.375, as reported by the NASDAQ Stock Market.

     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The COMPANY'S LOAN ARRANGEMENTS PROHIBIT THE PAYMENT OF DIVIDENDS.

     In the past three fiscal years the Company has sold the following securities without registration under the Securities Act:


 Date         Title                Amount          Purchasers               Consideration
 ----         -----                ------          ----------               -------------
 1/94(1)      $3.50 Warrant        40,000          Equity Group             Services rendered

12/94(1)      Common Stock      2,000,000          Counsel Corporation      $7.30 million
              $4.50 Warrant     1,000,000
              $5.50 Warrant       800,000

 5/95(2)      Common Stock      1,600,000          Private placement to     $5.84 million
              $4.50 Warrant       800,000          various investors
              $5.50 Warrant       640,000          including Counsel
                                                   and Company affiliates

12/95(1)      $7.31 Warrant        15,000          Creditamstalt            Credit Facility adjustment

 8/95(2)      Common Stock      3,500,000          Private placement to     Approximately $15 million
                                                   various investors
                                                   including Counsel and
                                                   Company affiliates

 1/96(1)      Common Stock      1,007,692          Shareholders of          Sale of business. Stock
                                                   Geri-Care Systems, Inc.  represented $6.55 million
                                                                            in purchase price consideration

 2/96(1)      $7.50 Warrant        75,000          Shareholder of IMD       Sale of business. Warrant
                                                   Corporation              was part of the
                                                                            purchase price consideration

 4/96(2)      Common Stock      1,035,000          Equitable Securities     Approximately $9 million
                                                   Corporation acted as
                                                   placement agent to
                                                   various investors

 7/96(1)      Common Stock      2,112,490          IHS                      Sale of business.
                                                                            Stock represented $25
                                                                            million in purchase price
                                                                            consideration

 7/96(1)      Common Stock      2,112,490          Counsel                  $25 million

 1/97(1)      Common Stock      1,354,402          Shareholder of           Sale of business.
                                                   Clinical Care-SNF        Stock represented $15
                                                                            million in purchase
                                                                            price consideration

 1/97(1)      Common Stock      1,354,402          Shareholder of           Sale of business.
                                                   Portaro Pharmacies       Stock represented $15
                                                                            million in purchase
                                                                            price consideration

 1/97-3/97(1) $12.00 Warrants     213,685          ACA Investors            Issued pursuant to
                                                                            acquisition consulting
                                                                            agreement in connection
                                                                            with various acquisitions


-----------------
(1) Offering made pursuant to Section 4(2) of the Securities Act in reliance upon the limited number of offers and sales and the nature of the transaction and the purchaser.

(2) Offering made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act in reliance upon criteria set forth in Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

                                              YEAR         TEN MONTHS         YEAR             YEAR              YEAR
                                              ENDED          ENDED            ENDED            ENDED             ENDED
                                           DECEMBER 31,   DECEMBER 31,     FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                              1996           1995             1995             1994               1993
                                           ------------   ------------     ----------       ------------      ------------
RESULTS OF OPERATIONS
    Net sales                              $   144,398    $    48,841      $   43,608       $   51,254        $   39,555
    Income (loss) from continuing
    operations                                   3,365           (645)        (10,781)            (521)           (1,351)
    Income (loss) from operations of
    discontinued business segments                                 19            (135)            (340)             (241)
    Gain (loss) on disposal of
    discontinued business segments, net                           565            (503)
    Net income (loss)                            3,125            222         (11,420)            (862)           (1,593)
EARNINGS PER SHARE DATA
Primary:
    Continuing operations                  $      0.15    $     (0.06)     $    (1.67)      $    (0.08)       $    (0.22)
    Discontinued operations                                      0.05           (0.10)           (0.06)            (0.04)
    Extraordinary Item                           (0.01)          0.03
                                           -----------    -----------      ----------       ----------        ----------
    Net income (loss)                      $      0.14    $      0.02           (1.77)      $    (0.14)       $    (0.26)
                                           ===========    ===========      ==========       ==========        ==========
Fully diluted:
    Continuing operations                  $      0.14    $     (0.05)     $    (1.67)      $    (0.08)       $    (0.22)
    Discontinued operations                                      0.05           (0.10)           (0.06)            (0.04)
    Extraordinary item                           (0.01)          0.02
                                           -----------    -----------      ----------       ----------        ----------
    Net income (loss)                      $      0.13    $      0.02      $    (1.77)      $    (0.14)       $    (0.26)
                                           ===========    ===========      ==========       ==========        ==========
Weighted average number of
    common shares outstanding
    Primary                                 22,916,764     11,337,997       6,458,891        6,071,687         6,187,376
                                           ===========    ===========      ==========       ==========        ==========
    Fully Diluted                           23,214,767     12,398,401       6,458,891        6,071,687         6,187,376
                                           ===========    ===========      ==========       ==========        ==========

SUMMARY OF BALANCE SHEETS
    Total Current Assets                   $    80,884    $    21,950      $   11,758       $   15,617        $   17,654
    Total Assets                               271,001         42,131          19,212           24,360            26,717
    Total Current Liabilities                   24,203         11,135           5,848           13,685            16,134
    Total Long-Term Liabilities                 42,053          4,156           8,586            2,358             1,506
    Total Stockholders' Equity                 204,746         26,840           4,778            8,316             9,077


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes, and the other financial information incorporated by reference herein.

     RISK FACTORS. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended (Registration No. 333-08403). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company in this or any other section of this annual report on Form 10-K.

GENERAL

     Capstone is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides its long-term care clients with comprehensive institutional pharmacy services that include (i) the purchasing, repackaging and dispensing of pharmaceuticals, (ii) infusion therapy and Medicare Part B services, which are comprised of enteral nutrition and urologic supplies, and
(iii) pharmacy consulting services, all of which are supported by computerized recordkeeping and third-party billing services. The Company serves its long-term care clients primarily through regional pharmacies that are open 24 hours, seven days a week. In the correctional business, the Company provides pharmaceuticals primarily under capitated contracts at correctional institutions that have privatized inmate health care services.

     Health care providers are continuing to be challenged to reduce costs while maintaining the quality of patient care. Management believes that these factors will result in the continuing consolidations of institutional pharmacy providers during the new few years. In addition, the Company believes that its strategy of creating larger regional pharmacies in metropolitan areas will allow it to reduce the costs of providing services to the residents it serves. The Company is also developing a formulary and various other clinical programs which it believes will enhance the quality of patient care while reducing the costs of providing this care.

     In May 1995, the Company implemented a corporate restructuring plan that included installation of a new management team, refocusing the Company's operations on core institutional pharmacy businesses and the initiation of an aggressive acquisition strategy. In conjunction with the restructuring, the Company exited certain non-strategic, unprofitable lines of business. The Company sold its medical/surgical supply operation, closed a long-term care pharmacy in Missouri, discontinued its long-term care mail order pharmacy operations and sold its computer software division. The Company took certain charges and realized certain gains relating to the discontinuation of these operations.

     During the third quarter of 1996, the Company implemented a restructuring plan that will consolidate and integrate the Company's recent acquisitions with existing operations, as well as promote an efficient structure to support continued growth. Key aspects of this plan include the consolidation of California, Pennsylvania and Maryland long-term care pharmacies and the closure of excess facilities. The Company will relocate its corporate headquarters to Irving, Texas during 1997.

     The acquisition of institutional pharmacy companies has resulted in a significant change in the Company's financial profile. Since May 1, 1995 the Company has completed 12 acquisitions. On a pro forma basis for all acquisitions, the Company's net sales and net income for the year ended December 31, 1996, were $276,976,000 and $8,317,000 respectively, compared to actual net sales of $144,398,000 and $3,125,000 of net income. All of these acquisitions have been accounted for using the purchase method of accounting, and as a result the Company will incur significant future amortization expense associated with goodwill.

Fiscal Year Ended December 31, 1996 Compared to the Ten Months Ended December 31, 1995

     NET SALES. Net sales increased to $144,398,000 in 1996 from $48,841,000 in 1995, an increase of $95,557,000 or 196%. This increase is primarily attributable to the acquisition of Symphony and other institutional pharmacy businesses during 1996. Additionally, the Company anticipates that continued acquisitions of institutional pharmacies will be a significant contributor to revenue growth in the next few years. Net revenue in 1997 will also be higher than 1996 as a result of realizing a full year's contribution from businesses that were acquired during 1996. In addition to growth through acquisitions, the Company anticipates net revenues will increase in future years as a result of new contracts, preferred provider agreements and the increase in ancillary services provided such as infusion therapy and Medicare Part B services.

     COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $85,532,000 in 1996 from $30,654,000 in 1995 an increase of $54,878,000 or 179%. The increase in dollar amount of cost of sales is due to the corresponding increase in revenue levels for 1996. As a percentage of net sales, cost of sales decreased to 59.2% in 1996 from 62.8% in 1995. This is a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion therapy, Medicare Part B services and purchasing efficiencies related to greater purchasing volume. In addition, the Company entered into a new prime vendor and group purchasing organization agreements during the fourth quarter of 1996. The Company anticipates that these agreements will result in a further reduction in the cost of pharmaceuticals purchased in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility and delivery expenses and other administrative overhead. Selling, general and administrative expenses increased to $46,592,000 in 1996 from $17,469,000 in 1995, an increase of $29,123,000 or 167%. The increase in the amount of selling, general and administrative expenses during 1996 was due to the six acquisitions finalized in 1996. As a percentage of net sales, selling, general and administrative expenses were 31.6% in the 1996 period compared to 35.8% in the 1995 period. This decrease is a result of the corporate restructuring discussed above and initial operational synergies achieved through the acquisition of Symphony.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $ 4,634,000 in 1996 from $1,103,000 in 1995, an increase of $3,531,000 or 320%.
This increase is attributable to assets and goodwill associated with acquisitions completed during 1996.

     NON-OPERATING EXPENSE. Non-operating expenses include interest, acquisition financing fees and expenses and other non-operating items. Non-operating expenses increased to $6,324,000 in

1996 from $245,000 in 1995. During 1996, the increase in non-operating expenses is attributable to one time charges of $4,574,000 related to acquisition financing fees for the Symphony transaction and increased interest expense primarily resulting from borrowings related to 1996 acquisitions. The ten months ended December 31, 1995 include a gain on the sale of the Company's medical/surgical business.

     INCOME TAXES. Income taxes in the 1996 and 1995 periods consist of accruals for estimated state and local incomes taxes based upon apportioned state taxable income, offset by estimated refundable federal income taxes resulting from the benefit of net operating loss carryforwards. In 1996, the Company realized a benefit for income taxes of $5,120,857 which was primarily a result of the reversal of a deferred tax asset valuation allowance established in prior periods.

Ten Months Ended December 31, 1995 Compared with the Fiscal Year Ended February 28, 1995

     NET SALES. Net sales for the ten months ended December 31, 1995 were $48,841,000 compared to $43,608,000 for the fiscal year ended February 28, 1995. Of this difference, net revenues increased by approximately $13,815,000 due to the acquisition of Premier. Net sales decreased substantially due to the sale of the medical/surgical business, partially offset by the addition of new correctional contracts.

     COST OF SALES. Cost of sales for the ten months ended December 31, 1995 was $30,654,000 compared to $27,970,000 for the fiscal year ended February 28, 1995. Of this difference, approximately $8,148,000 was attributable to the Premier acquisition. As a percentage of net sales, cost of sales for the ten months ended December 31, 1995 was 62.8% compared to 64.1% for fiscal 1995. The decrease as a percentage of net sales was primarily due to the sale of the lower margin medical/surgical supply business. In addition, the Company renegotiated its purchasing contracts during the 1995 period, lowering its cost of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the ten months ended December 31, 1995 were $17,469,000 compared to $18,637,000 for the fiscal year ended February 28, 1995. As a percentage of net sales, selling, general and administrative expenses for the ten months ended December 31, 1995 were 35.8% compared to 42.7% for fiscal 1995. The decrease as a percentage of net sales was due to the sale of the medical/surgical supply business and reduced costs as a result of the corporate restructuring discussed above. The Premier acquisition added approximately $4,800,000 of additional selling, general and administrative expense.

     INTEREST EXPENSE. Net interest expense for the ten months ended
December 31, 1995 was $677,000 compared to $905,000 for the fiscal year ended February 28, 1995. This decrease primarily resulted from the reduction of the Company's debt using proceeds from private placements and the difference between the ten month and twelve month periods.

     OTHER INCOME. Other income for the ten months ended December 31, 1995 was $432,000 compared to $104,000 for the fiscal year ended February 28, 1995. The difference primarily resulted from a gain on the sale of assets from the Company's medical/surgical supply business.

     INCOME TAXES. Benefit for income taxes for the ten months ended December 31, 1995 was $225,000 compared to $466,000 for the fiscal year ended February 28, 1995. The benefit for income taxes for the ten months ended December 31, 1995, primarily resulted from the carry back of a prior year taxable loss to prior periods.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

     The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies.

     The Company's net cash flows from operating activities were ($6,899,000), ($3,588,000) and ($1,123,000), respectively, for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements associated with the Company's acquisitions. During 1996, cash flows from operations were affected primarily by cash paid for acquisition financing fees related to the Symphony acquisition of $4,574,000. Net cash from operating activities was impacted by a $11,420,000 net loss and a $3,500,000 litigation settlement payment by the Company in the fiscal year ended February 28, 1995. These capital needs are met through bank financing, and private and public equity offerings. The continuing availability of capital is crucial to the Company's future acquisition strategy. There can be no assurance that additional financing will be available to the Company on terms acceptable to the Company or at all.

     The Company's net cash flows for investing activities were $(161,106,000), $(6,559,000) and $9,000 for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995, respectively. The Company's net cash to investing activities were primarily impacted by $158,703,000 related to the acquisition of Geri-Care, IMD, MediDyne, Symphony, Happy Harry's and Institutional Pharmacy Services during 1996 and by $4,169,000 of acquisition spending for Premier, and a $2,243,000 advance associated with a subsequent acquisition during the ten months ended December 31, 1995.

     Net cash flows from financing activities were approximately $174,649,000, $12,364,000 and $1,218,000 for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995, respectively. Net cash flows from financing activities were impacted by public and private equity offerings for net proceeds of $145,048,000, net borrowings of $32,497,000 and $2,500,000 related to Symphony acquisition financing fees in 1996. Net cash flows from financing activities in 1995 were impacted by equity offerings for net proceeds of $21,682,000 and net debt repayments of $8,934,000 in the ten months ended December 31, 1995.

     During December 1996, the Company entered into a revolving $125 million credit facility (the "Credit Facility") with a syndicate of banks for which Bankers Trust Company acts as agent. Approximately $32,000,000 of the Credit Facility was used to retire amounts outstanding under the Company's prior credit facility. Borrowings under the agreement are secured by substantially all of the assets of the Company. The Credit Facility bears interest, at the option of the Company, at (a) Bankers Trust Company's prime rate plus between 0% to .50%, based on the Company's leverage ratio, or (b) the prevailing Eurodollar rate quoted by Bankers Trust Company, plus between .50% to 1.50%, based on the Company's leverage ratio. Borrowings under the Credit Facility are subject to other provisions and covenants, all as defined by the underlying agreement. The Company incurred an extraordinary loss of approximately
$240,000 related to the retirement. As of March 25, 1997, the Company had outstanding borrowings of approximately $81,500,000.00 under the Credit Facility.

     The Company's current ratio was 3.32:1 at December 31, 1996 and 1.97:1 at December 31, 1995. The increased current ratio at December 31, 1996 was due primarily to an increase in accounts receivable, inventories and prepaid expenses partially offset by increases in accounts payable, accrued expenses and other current liabilities, all as a result of acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data are attached hereto, following page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) & (2) and (d) Financial Statements and Financial Statement Schedules. See Index to Financial Statements included elsewhere in this Annual Report.

     (a) (3) and (c) Exhibits. See Index of Exhibits annexed hereto.

     (b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K dated within the quarter ended December 31, 1996:

         The Company filed a periodic report on Form 8-K dated October 2, 1996, to report pursuant to Item 5 certain unaudited restated quarterly financial data for 1995 to reflect the Company's fiscal year change.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPSTONE PHARMACY SERVICES, INC.

                                          By: /s/  James D. Shelton
                                              -------------------------------
                                                 James D. Shelton,
                                                 Chief Financial Officer
                                                 March 27, 1997


                            POWER OF ATTORNEY

     Each person whose signature to the Annual Report appears below hereby appoints R. Dirk Allison and James D. Shelton, and each of them, any one of whom may act without the joinder of the others, as his attorney-in-fact to execute in the name and on behalf of any such person, individually and in the capacity stated below, and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions in this Annual Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----
/s/  R. Dirk Allison             Chief Executive Officer and       March 27, 1997
-----------------------          Director
R. Dirk Allison

/s/ James D. Shelton             Chief Financial Officer           March 27, 1997
-----------------------
James D. Shelton

/s/ Allan C. Silber              Chairman                          March 27, 1997
-----------------------
Allan C. Silber

/s/ Morris A. Perlis             Vice Chairman                     March 27, 1997
-----------------------
Morris A. Perlis

/s/ Albert Reichmann             Director                          March 27, 1997
-----------------------
Albert Reichmann

                                 Director                          March 27, 1997
-----------------------
J. Brendan Ryan

/s/ John E. Zuccotti             Director                          March 27, 1997
-----------------------
John E. Zuccotti


/s/ Gail Wilensky, Ph.D.         Director                          March 27, 1997
-----------------------------
Gail Wilensky, Ph.D.

/s/ Joseph F. Furlong, III       Director                          March 27, 1997
-----------------------------
Joseph F. Furlong, III

/s/ John Haronian                Director                          March 27, 1997
-----------------------------
John Haronian

/s/ Edward Sonshine, Q.C.        Director                          March 27, 1997
-----------------------------
Edward Sonshine, Q.C.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

(a) 1. Financial Statements:

The following financial statements of the Company are included herein.


                                                                                  PAGE
                                                                                  ----
Report of Independent Public Accountants                                          F-2

Consolidated Balance Sheets - As of December 31, 1996 and 1995                    F-3

Consolidated Statements of Operations - For the year ended December 31, 1996,
  the ten months ended December 31, 1995 and the year ended February 28, 1995     F-5

Consolidated Statements of Changes in Stockholders' Equity - For the year ended
  December 31, 1996, the ten months ended December 31, 1995 and the year ended
  February 28, 1995                                                               F-6

Consolidated Statements of Cash Flows - For the year ended December 31, 1996,
  the ten months ended December 31, 1995 and year ended February 28, 1995         F-7

Notes to Consolidated Financial Statements                                        F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Capstone Pharmacy Services, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Capstone Pharmacy Services, Inc. (a Delaware corporation and formerly Choice Drug Systems, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Pharmacy Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, changes in stockholders' equity and their cash flows for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Baltimore, Maryland
  March 14, 1997

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                     Assets

                                                                 1996              1995
                                                             ------------      ------------
Current Assets:
     Cash and cash equivalents                               $  9,407,354      $ 2,763,416

     Accounts receivable, net of allowance
     for doubtful accounts of $5,778,000
     and $1,294,000                                            50,503,619       12,646,087

     Inventories                                               13,541,511        5,023,008

     Refundable income taxes                                         --            828,628

     Prepaid expenses and other current assets                  1,523,194          688,549

     Deferred tax asset                                         5,408,381             --
                                                             ------------      -----------

         Total Current Assets                                  80,384,059       21,949,688

Equipment and leasehold improvements, net                      10,468,963        2,692,298
Goodwill, net of accumulated amortization of
   $4,074,000 and $1,554,000                                  178,778,162       14,580,564
Advances to affiliates                                               --          2,242,841
Other assets                                                    1,369,982          665,204
                                                             ------------      -----------

     Total Assets                                            $271,001,166      $42,130,595
                                                             ============      ===========




The accompanying notes are an integral part of these consolidated balance sheets

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995


                      Liabilities and Stockholders' Equity


                                                     1996          1995
                                                 ------------   -----------
Current Liabilities:
   Accounts payable and accrued expenses         $ 18,337,485   $ 6,137,272
   Current portion of long-term debt                3,557,199     4,222,608
   Current portion of non-compete agreements          200,000       200,000
   Accrued restructuring charges                    2,107,846       575,349
                                                 ------------   -----------

      Total Current Liabilities                    24,202,530    11,135,229
                                                 ------------   -----------

Deferred income taxes                                  --           542,787
Non-compete agreements, net of current portion        200,000       400,000
Long-term debt, net of current portion             39,165,739     2,692,202
Restructuring charges,
   net of current portion                           2,687,068       520,640
                                                 ------------   -----------

      Total Liabilities                            66,255,337    15,290,858
                                                 ------------   -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock $.01 par value; 50,000,000
   shares authorized at December 31, 1996
   and 30,000,000 shares authorized at
   December 31, 1995; 31,134,221 shares
   issued and 30,795,769 outstanding as of
   December 31, 1996 and 13,610,810 issued
   and outstanding as of December 31, 1995            309,957       136,108
   Additional paid-in capital                     213,593,829    38,985,006
   Accumulated deficit                             (9,155,957)  (12,281,377)
                                                 ------------   -----------

      Total Stockholders' Equity                  204,745,829    26,839,737
                                                 ------------   -----------

   Total Liabilities and Stockholders' Equity    $271,001,166   $42,130,595
                                                 ============   ===========

The accompanying notes are an integral part of these consolidated balance sheets

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Year Ended December 31, 1996, the Ten Months
         Ended December 31, 1995, and the Year Ended February 28, 1995

                                                                Year Ended       Ten Months Ended        Year Ended
                                                            December 31, 1996    December 31, 1995    February 28, 1995
                                                            -----------------    -----------------    -----------------
Net sales                                                      $144,397,836         $48,841,443         $43,607,946
Cost of sales                                                    85,531,996          30,654,118          27,969,532
                                                               ------------         -----------         -----------
        Gross profit                                             58,865,840          18,187,325          15,638,414
                                                               ------------         -----------         -----------

Operating expenses:
  Selling, general and administrative expenses                   46,591,975          17,468,930          18,637,213
  Depreciation and amortization                                   4,633,787           1,102,892             988,974
  Costs in connection with litigation                                  --                  --             4,389,163
  Costs relating to pharmacy closure                                246,446                --                  --
  Restructuring charges                                           2,825,000             240,000           2,069,432
                                                               ------------         -----------         -----------
        Total operating expenses                                 54,297,208          18,811,822          26,084,782
                                                               ------------         -----------         -----------

         Operating income (loss)                                  4,568,632            (624,497)        (10,446,368)
                                                               ------------         -----------         -----------

Non-operating expense (income):
  Interest expense, net                                           1,899,784             677,009             905,404
  Acquisition financing fees and expenses                         4,573,530                --                  --
  Other income, net                                                (149,206)           (431,900)           (104,076)
                                                               ------------         -----------         -----------
        Total non-operating expense (income), net                 6,324,108             245,109             801,328
                                                               ------------         -----------         -----------

     Loss from continuing operations
         before income taxes, discontinued opera-
         ions and extraordinary items                            (1,755,476)           (869,606)        (11,247,696)
Benefit for income taxes                                         (5,120,857)           (225,082)           (466,214)
                                                               ------------         -----------         -----------

         Income (loss) from continuing operations
         before discontinued operations and
         extraordinary items                                      3,365,381            (644,524)        (10,781,482)

Discontinued operations:
   Gain (loss) from operations of discontinued business
   segments                                                            --                18,667            (135,430)

   Gain (loss) on disposal of business segments, net                   --               564,844            (503,067)
                                                               ------------         -----------         -----------
   Net income (loss) before extraordinary items                   3,365,381             (61,013)        (11,419,979)

Extraordinary items:
Discount on repayment of vendor debt                                                    283,364
Loss on extinguishment of debt, net of
  tax benefit of $123,616                                          (239,961)               --                  --
                                                               ------------         -----------         -----------
           Net income (loss)                                   $  3,125,420         $   222,351        $(11,419,979)
                                                               ============         ===========         ===========

Earnings (loss) per common and common equivalent share:
Primary
    Continuing operations                                      $       0.15         $     (0.06)        $     (1.67)
    Discontinued operations                                            --                  0.05               (0.10)
    Extraordinary items                                               (0.01)               0.03                --
                                                               ------------         -----------         -----------
           Net income (loss)                                   $       0.14         $      0.02         $     (1.77)
                                                               ============         ===========         ===========

Fully diluted
    Continuing operations                                      $       0.14         $     (0.05)        $     (1.67)
    Discontinued operations                                            --                  0.05               (0.10)
    Extraordinary items                                               (0.01)               0.02                --
                                                               ------------         -----------         -----------
           Net income (loss)                                   $       0.13         $      0.02         $     (1.77)
                                                               ============         ===========         ===========


Weighted average common and common equivalent shares outstanding:

Primary                                                          22,916,764          11,337,997           6,458,891
                                                               ============         ===========         ===========

Fully diluted                                                    23,214,767          12,398,401           6,458,891
                                                               ============         ===========         ===========

             The accompanying notes are an integral part of these
                           consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           For the Year Ended December 31, 1996, the Ten Months Ended
             December 31, 1995 and the Year Ended February 28, 1995


                                                 Common Stock              Additional
                                            -----------------------         paid-in           Accumulated
                                             Shares        Amount           capital             deficit
                                            ----------    ---------      -------------        -----------

Balance, February 28, 1994                  6,086,810      $ 60,868      $   9,339,340       ($ 1,083,749)

Issuance of common stock:
  Stock issued to Counsel Corporation
  in connection with stock purchase
  agreement, net of related issuance
  costs                                     2,000,000        20,000          7,171,300               --

  Stock issued in connection with
  exercise of stock options                    34,000           340             89,410

  Stock issued in connection with
  settlement of litigation                       --            --              600,000               --

Net loss                                         --            --                 --          (11,419,979)
                                           ----------      --------      -------------       ------------
Balance, February 28, 1995                  8,120,810        81,208         17,200,050        (12,503,728)

Issuance of common stock:
  Stock issued in connection with
  private placements, net of related
  issuance costs                            5,100,000        51,000         20,769,231               --

  Stock issued in connection with the
  acquisition of PremierPharmacy Inc.          35,000           350            157,150               --

  Stock issued in connection with
  exercise of stock options                   355,000         3,550            858,575               --

Net income                                       --            --                 --              222,351
                                           ----------      --------      -------------       ------------
Balance, December 31, 1995                 13,610,810       136,108         38,985,006        (12,281,377)

Issuance of common stock:
  Stock issued in connection with
  private placements, net of related
  issuance costs                            3,147,490        31,475         33,350,784               --

  Stock issued in connection with
  settlement of litigation                     98,563           986               (986)              --

  Stock issued in connection with
  the acquisitions of Symphony
  Pharmacy Services, Inc., Geri-Care
  Systems, Inc. and Scripts & Things,
  Inc.                                      2,781,720        27,817         29,469,051               --

  Stock issued in connection with
  conversion of warrants                      685,010         6,850          3,928,401               --

  Stock issued in connection with
  public offering                          10,350,000       103,500        107,235,306               --

  Stock issued in connection with
  exercise of stock options, net              122,166         1,221            626,267

Net income                                       --            --                 --            3,125,420
                                           ----------      --------      -------------       ------------

Balance, December 31, 1996                 30,795,759      $307,957      $ 213,593,829       ($ 9,155,957)
                                           ==========      ========      =============       ============


The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Year Ended December 31, 1996, the Ten Months Ended December 31, 1995,
                      and the Year Ended February 28, 1995


                                                                                      Ten Months
                                                                    Year Ended           Ended            Year Ended
                                                                   December 31,       December 31,        February 28,
                                                                       1996              1995                1995
                                                                  -------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   3,125,420       $    222,351       $(11,419,979)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
       Depreciation and amortization                                  7,316,345          1,145,669            988,974
       Gain on sale of pharmacies                                      (150,267)              --                 --
       (Gain) loss on disposal of business segments                        --             (564,844)           503,067
       Settlement of litigation                                            --                 --            3,500,000
       Change in assets and liabilities, net of effects of
       acquisitions and dispositions:
          (Increase) decrease in accounts receivable                 (9,938,491)        (2,644,719)         2,161,906
          (Increase) decrease in inventories                           (109,400)           357,029          1,297,829
          Decrease (increase) in refundable income taxes                848,726           (238,168)          (108,699)
          (Increase) decrease in prepaid expenses and
               other current assets                                    (508,342)           (51,870)           779,825
          Increase in deferred tax asset                             (5,408,381)              --                 --
          Increase in other assets                                     (439,468)          (133,629)          (333,011)
          Decrease in accounts payable and accrued expenses          (3,734,342)          (988,497)          (145,061)
          Increase (decrease) in accrued restructuring
          charges                                                     2,098,925           (691,200)         1,652,033
                                                                  -------------       ------------       ------------
   Net cash flows from operating activities                          (6,899,275)        (3,587,878)        (1,123,116)
                                                                  -------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and leasehold improvements              (2,643,629)        (1,076,976)          (252,943)
       Proceeds from sale of equipment and leasehold
            improvements                                                230,960               --                 --
       Acquisitions, net of cash acquired                          (158,702,741)        (4,168,872)              --
       Proceeds from sale of business segment                              --              700,000               --
       Advances to affiliates                                              --           (2,242,841)              --
       Repayments of notes receivable                                     9,277            229,571            261,555
                                                                  -------------       ------------       ------------
   Net cash flows from investing activities                        (161,106,133)        (6,559,118)             8,612
                                                                  -------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from commercial bank borrowings                  82,173,525         11,600,000               --
       Net repayments of commercial bank borrowings                 (46,922,852)        (9,650,000)              --
       Net proceeds from acquisition bridge loan                    100,000,000               --                 --
       Net repayments of acquisition bridge loan                   (100,000,000)              --                 --
       Payment of acquisition financing costs                        (2,500,000)              --                 --
       Loan proceeds from affiliate                                        --            1,268,250               --
       Loan repayments to affiliate                                        --           (1,268,250)              --
       Non-compete agreement payments                                  (200,000)          (200,000)              --
       Repayments of other long-term debt                            (2,753,210)       (10,884,850)        (5,902,723)
       Principal payments of capital lease obligations                 (196,224)          (183,992)          (160,183)
       Proceeds from issuance of common stock, net                  145,048,107         21,682,356          7,281,050
                                                                  -------------       ------------       ------------
   Net cash flows from financing activities                         174,649,346         12,363,514          1,218,144
                                                                  -------------       ------------       ------------

Net increase in cash and cash equivalents                             6,643,938          2,216,518            103,640
CASH AND CASH EQUIVALENTS, beginning of period                        2,763,416            546,898            443,258
                                                                  -------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                          $   9,407,354       $  2,763,416       $    546,898
                                                                  =============       ============       ============

Supplemental Disclosure of Cash Flows Information
       Cash paid for:

          Interest                                                $   3,678,922       $    659,184       $    887,691
                                                                  =============       ============       ============

          Taxes                                                   $     181,500       $    144,149       $    224,477
                                                                  =============       ============       ============


The accompanying notes are an integral part of these consolidated statements.

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1996 AND 1995 AND FEBRUARY 28, 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Capstone Pharmacy Services, Inc., (formerly known as Choice Drug Systems, Inc.) together with its subsidiaries (the "Company"), a Delaware Corporation, is principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations.

     On August 28, 1995, the Company changed its state of incorporation from New York to Delaware. Effective October 2, 1995, the Company changed its name from Choice Drug Systems, Inc. to Capstone Pharmacy Services, Inc. Additionally, effective December 31, 1995, the Company changed its year-end from February 28 to December 31.

     As of December 31, 1996, Counsel Corporation, an Ontario corporation ("Counsel"), owned approximately 6,020,000 shares of the Company's common stock together with warrants to purchase approximately 2,337,000 additional shares. Counsel is a management and business development company operating primarily in the United States health care industry.

Principles of Consolidation

     The consolidated financial statements include the accounts of Capstone Pharmacy Services, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, gains and losses during the reporting periods. Actual results could differ from these estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period presentation.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist principally of purchased pharmaceuticals.

Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives or with respect to leasehold improvements, over the term of the lease if shorter.

        Furniture, fixtures and equipment                   3-10 years
        Automobiles and trucks                              3- 4 years
        Leasehold improvements                              5-10 years
        Equipment under capital leases                      3-5 years

Equipment and leasehold improvements obtained in acquisitions of subsidiaries are depreciated or amortized based on their remaining useful lives at the acquisition date.

Goodwill

     Costs in excess of fair values of businesses acquired are recorded as goodwill and amortized using the straight-line method over periods of twenty to forty years. Amortization of goodwill amounted to approximately $2,474,000, $417,000, and $384,000 for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995, respectively.

401(k) Benefit Plan

     Effective May 22, 1995, employees of the Company may participate in a supplemental retirement program established under Section 401(k) of the Internal Revenue Code, as amended. Contributions by the Company may be made to the plan subject to the discretion of the Board of

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Directors. No Company contribution was made for the year ended December 31, 1996, or the ten months ended December 31, 1995.

Revenue Recognition

     Revenues are recorded as products are shipped and services rendered. A portion of the Company's sales are covered by various state and Federal reimbursement programs, which are subject to review and/or audit. Reimbursement programs are also subject to change from time to time.

Income Taxes

     The Company files a consolidated Federal income tax return. Income tax expense is based on reported earnings before income taxes. Deferred taxes on income are provided for those items for which the reporting period and methods used for income tax purposes differ from those used for financial statement purposes, using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Earnings Per Share

     Net loss per common share for the year ended February 28, 1995, was computed by dividing the net loss by the average weighted number of common shares outstanding. For the ten months ended December 31, 1995, and the year ended December 31, 1996, primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The amount of common stock equivalents outstanding was computed using the treasury stock method.

2. ACQUISITIONS

Acquisitions during the year ended December 31, 1996

     In January 1996, the Company purchased Geri-Care Systems, Inc. and Scripts & Things, Inc. ("Geri-Care") which provide institutional pharmacy services to long-term care facilities in the New York metropolitan area. The purchase price was approximately $6,000,000, payable $1,320,000 in cash and promissory notes, with the remainder representing 669,230 shares of the Company's common stock. The agreement also includes an additional 338,462 shares of the Company's common stock held in escrow as a contingent incentive payment for certain new

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


business to be generated through 1998 by the selling shareholders of Geri-Care. Total goodwill at the date of acquisition was $6,259,000.

     In February 1996, the Company purchased IMD Corporation ("IMD") which provides institutional pharmacy services to long-term care facilities in the Chicago metropolitan area. The total purchase price was $15,882,000. Total goodwill at the date of acquisition was $13,146,000.

     In July 1996, the Company acquired DCMed, Inc. and its wholly-owned subsidiary MediDyne Corporation (collectively, "MediDyne"), a provider of Medicare Part B services, which consist of enteral nutrition and urologic supplies, as well as counseling and assistance with regulatory compliance in connection with such services. The total purchase price was $7,500,000. The agreement also provides for an earn-out based on the future adjusted earnings of the business, payable in cash. Total goodwill at the date of acquisition was $7,667,000.

     In July 1996, the Company acquired the institutional pharmacy business of Symphony Pharmacy Services, Inc. ("Symphony"), a subsidiary of Integrated Health Services, Inc. ("IHS"). Symphony provides institutional pharmacy services, including infusion therapy and Medicare Part B services, to long-term care facilities in eight states. The total purchase price was $150,000,000, including $25,000,000 representing the issuance of 2,112,490 shares of the Company's common stock. Total goodwill at the date of acquisition was $131,303,000.

     In October 1996, the Company acquired the institutional pharmacy business of Happy Harry's, Inc., a Delaware based retail drug store operator. The total purchase price was $3,695,000. Total goodwill at the date of acquisition was $2,407,000.

     In December 1996, the Company purchased Institutional Pharmacy, Inc., which provides institutional pharmacy services to long-term care facilities in the state of Tennessee. The total purchase price was $4,839,000. Total goodwill at the date of acquisition was $4,068,000.

Acquisitions During the Ten Months Ended December 31, 1995

     In May 1995, the Company acquired PremierPharmacy, Inc. ("Premier"), which provides pharmacy services to long-term care facilities located in the New York metropolitan area and hospitals located in the southeastern United States. The total purchase price was $4,250,000. Total goodwill at the date of acquisition was $10,494,000.

     All business acquisitions described above have been accounted for by the purchase method of accounting with the assets and liabilities of the acquirees recorded at their estimated fair market values at the date of acquisition. The operations of the acquirees, since the dates of acquisition, are included in the accompanying consolidated statements of operations. Goodwill for these business acquisitions is being amortized over twenty to forty years.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PRO FORMA FINANCIAL INFORMATION

     Unaudited pro forma combined results of operations of the Company for the year ended December 31, 1996, and the ten months ended December 31, 1995, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above and in Note 17 have been made as of March 1, 1995 (in thousands, except per share data).


                                             Year Ended         Ten Months Ended
                                          December 31, 1996     December 31, 1995
                                          -----------------     -----------------
                                                        (unaudited)
Net revenues                                  $276,976               $236,224

Gross profit                                   117,524                101,486

Net income before extraordinary                  8,557                  3,013
item

Net income                                       8,317                  2,793

Primary and fully diluted, net
income per share                              $   0.23               $   0.08
                                              ========               ========


     The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (3) the per share effect of stock issued as part of the acquisition and (4) the related income tax effects. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired companies been combined in prior years.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements at December 31, 1996 and 1995, are comprised of the following:


                                                  1996               1995
                                               ------------      ------------
     Leasehold improvements                    $     474,546     $    544,272
     Furniture, fixtures and equipment            12,471,101        3,945,149
     Data processing equipment                     2,376,750        1,512,500
     Automobiles and trucks                          290,186          258,379
                                               -------------     ------------
                                                  15,612,583        6,260,300
     Accumulated depreciation and
       amortization                               (5,143,620)      (3,568,002)
                                               -------------     ------------
     Equipment and leasehold improvements,
       net                                     $  10,468,963     $  2,692,298
                                               =============     ============

     Depreciation and amortization of equipment and leasehold improvements amounted to approximately $2,160,000, $686,000 and $605,000 for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995, respectively.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long term debt at December 31, 1996 and 1995, consisted of the following:

                                                                      1996                        1995
                                                                  -------------               -------------
Borrowings under a $125,000,000 revolving credit                  $37,200,000                 $      -
facility with a group of five commercial banks,
interest at varying rates based on the type of
borrowing, secured by substantially all assets of the
Company, due at scheduled maturities through

Unsecured note payable to former owners of                          1,651,086                        -
MediDyne, non-interest bearing, payable quarterly
based on MediDyne's financial performance,
due January 1998

Borrowings under a $10,000,000 revolving loan with                        -                    1,950,000
CreditAnstalt, interest at prime plus 0.5% secured by
substantially all assets of the Company, due on
demand

Unsecured note payable to relative of                                 215,319                    297,938
former stockholder, payable in quarterly
installments with interest at 9% through
January 2000

Amounts due under a Medicare settlement                             1,933,330                  2,537,500
with the United States Government,
payable in quarterly installments with
interest at 7.75% through 2001

Unsecured notes payable to former                                   1,000,000                  1,000,000
stockholders of a Premier subsidiary,
interest at 6%, currently payable

Unsecured notes payable to former                                     309,641                    464,752
stockholders of a Premier subsidiary, due
in monthly installments of $14,898,
including interest at 6% through
October 31, 1998

Unsecured note payable to a former                                        -                      153,334
stockholder of a Premier subsidiary,
interest at 7%, due August 11, 1996

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Unsecured notes payable to former                       $    90,000   $   120,000
stockholders of a Premier subsidiary,
interest at 7%, due in annual installments of
$30,000 through June 30, 1999

Capital lease obligations (Note 10)                         316,092       364,844

Other                                                         7,470        26,442
                                                        -----------   -----------
                                                         42,722,938     6,914,810
Less:  Current portion                                   (3,557,199)   (4,222,608)
                                                        -----------   -----------
Long-term portion                                       $39,165,739   $ 2,692,202
                                                        ===========   ===========

     Future maturities of long-term debt, exclusive of capital lease obligations at December 31, 1996, follow:

                           1997                       $  3,426,957
                           1998                            757,090
                           1999                            539,480
                           2000                            483,319
                           2001                         37,200,000
                                                       -----------
                                                       $42,406,846
                                                       ===========

     To finance acquisitions, the Company extinguished its outstanding debt under the revolving loan agreement with CreditAnstalt and replaced it with a $125,000,000 revolving credit facility through a group of five commercial banks ("new credit facility") on December 6, 1996. Extinguishment of the existing debt included payoff of the outstanding balance of $31,422,852 and an incurred loss $239,961, net of tax, resulting from the write-off of unamortized deferred financing costs. The loss is recorded as an extraordinary item in the accompanying consolidated statement of operations. The Company incurred approximately $1,010,000 in debt acquisition costs associated with the new credit facility, which are to be amortized over the life of the debt.

     Under the new credit facility, the Company has the option to borrow under base rate and eurodollar rate revolving loans, swing line loans, and letters of credit. Interest rates on base rate and swing line loans are at the higher of the prime rate or 0.5% in excess of the federal funds effective rate, plus an applicable margin based on the Company's leverage ratio at the time of borrowing. The

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


swing line loans are also adjusted for a commitment fee percentage tied to the Company's leverage ratio. Interest on base rate and swing line loans is due quarterly in arrears. Interest rates on eurodollar rate loans are calculated at the eurodollar rate plus an applicable margin based on the Company's leverage ratio at the time of borrowing. Interest is due at the end of the one, two, or three month interest period elected by the Company. If the Company elects a six month eurodollar rate loan, interest is payable in arrears at the end of the third and sixth month. Letter of credit fees are based on the eurodollar loan margin, plus the greater of 0.25% of the maximum available to be drawn for letters of credit, as defined in the agreement, or $500, and is to be paid quarterly in arrears. As of December 31, 1996, the Company's outstanding borrowings total $37,200,000 under a base rate loan at an effective interest rate, including the amortization of deferred financing costs, of 8.29%.

     Scheduled reductions of the $125,000,000 maximum balance allowed under the new credit facility on December 1 of each year are as follows:

                       1997                        $       -
                       1998                           10,000,000
                       1999                           35,000,000
                       2000                           40,000,000
                       2001                           40,000,000
                                                   -------------
                                                   $ 125,000,000
                                                   =============

     The new revolving credit facility is secured by substantially all assets of the Company and stipulates certain covenants applicable to capital expenditures, cash consideration on acquisitions, and sale of assets, as well as minimum financial ratios. As of December 31, 1996, the Company is in compliance with all debt covenants.

     The average effective interest rate on amounts outstanding under the CreditAnstalt agreement for the periods outstanding during 1996 and 1995 were approximately 7.5% and 8.75%, respectively. A letter of credit fee at an annual rate of 1.25% was paid on a monthly basis. Amounts available to be borrowed under this agreement were based upon levels of accounts receivable and inventories. The weighted average and highest outstanding balance under this agreement for the period outstanding through December 6, 1996 were $21,581,000 and $31,422,852, respectively.

     In connection with the Symphony acquisition, the Company entered into a senior subordinated credit facility with a group of lenders pursuant to which the lenders funded a $100 million bridge loan. The proceeds of the bridge loan were used to pay a portion of the Symphony acquisition purchase price. The bridge loan bore interest at a floating interest rate of LIBOR plus 6.01% to 6.25%. In connection with the bridge loan, the Company incurred a commitment fee of $2,500,000, net of an early loan repayment discount. The bridge loan was repaid in full by the Company on September 26, 1996, using the proceeds of the September 1996 public offering.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Included as acquisition financing fees and expenses in the accompanying consolidated statement of operations is the $2,500,000 commitment fee, bridge loan interest of approximately $1,813,000 and bridge loan closing costs of approximately $261,000. In connection with the acquisition of MediDyne (See
Note 2), the Company incurred a $2,900,000 note payable to the former owners of MediDyne in consideration for the purchase. The note is non-interest bearing and is to be repaid quarterly based on MediDyne's earnings before taxes, depreciation and amortization in excess of $600,000. As of December 31, 1996, the outstanding balance of $1,651,084 is expected by management to be paid within one year and, therefore, has been included in current portion of long-term debt in the accompanying consolidated balance sheet.

     On November 1, 1995, the Company elected not to make a scheduled installment payment on a note payable to former stockholders of a Premier subsidiary in the aggregate principal amount of $1,000,000, due to a dispute with these former stockholders. This amount is recorded as current portion of long-term debt in the accompanying consolidated balance sheets as of December 31, 1996 and 1995.

     On October 31, 1994, the Company entered into an agreement with the United States Government settling an investigation conducted by the U.S. Attorney for the Eastern District of Pennsylvania into claims for reimbursement made by certain of the Company's subsidiaries to the Medicare Program. The subject of the investigation was the Company's claims documentation and Medicare reimbursement practices for December 1993 and prior. Under the terms of the settlement, without admitting any liability, the Company has agreed to repay, as a return of revenue previously received, over a six-year period, $3,400,000 to settle the Government's claims. Initially, $100,000 was paid upon the execution of the agreement and $400,000 was paid on December 31, 1994. Thereafter, $2,900,000 plus interest at an annual rate of 7.75% is payable in quarterly installments over a six year period ending January 1, 2001. The full amount of the settlement, including related legal fees, is included in costs in connection with litigation in the accompanying consolidated statement of operations for the year ended February 28, 1995.

     Interest expense for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, was approximately $3,713,000, $677,000 and $905,000 respectively. These amounts include amortization of deferred financing costs of approximately $183,000, $43,000 and $0, respectively.

     Based on the borrowing rates currently available to the Company, the fair value of long term debt, exclusive of capital lease obligations, as of December 31, 1996, is approximately $42,410,000.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PUBLIC STOCK OFFERING

     In September 1996, the Company completed an offering of 10,350,000 shares of common stock to the public at a price of $11.00 per share. Net proceeds of approximately $107,235,000 were received, net of direct costs of approximately $6,615,000. Direct costs included the underwriters discount, accounting and legal fees, printing and marketing expenses and other miscellaneous costs.

6. PRIVATE PLACEMENTS

     In December 1994, the Company entered into a Stock Purchase Agreement with Counsel. Pursuant to the Stock Purchase Agreement, Counsel acquired 2,000,000 shares of the Company's common stock for net proceeds of approximately $7,191,000. Counsel was also granted two three-year warrants, the first of which grants Counsel the right to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $4.50 per share, and the second of which grants Counsel the right to acquire up to 800,000 shares of the Company's common stock at an exercise price of $5.50 per share.

     In May 1995, the Company completed a private placement of 1,600,000 units (the "Units"). Each Unit consisted of one share of common stock, a three year warrant to acquire 0.5 shares of common stock at the exercise price of $4.50 per share, and a three year warrant to acquire 0.4 shares of common stock at the exercise price of $5.50 per share. The offering of Units raised proceeds of approximately $5,759,000, net of related costs, at a price of $3.65 per Unit. The proceeds of the private placement were used to fund the acquisition of Premier and to retire the debt to a major vendor in the amount of approximately $1,776,000, resulting in a gain on the discount of debt of approximately $283,000. The gain on the discount of debt is reflected in the accompanying consolidated statement of operations for the ten months ended December 31, 1995, as an extraordinary item.

     In August 1995, the Company completed a second private placement of its common stock. This offering consisted of 3,500,000 shares at a price of $4.38 per share. The net proceeds of this private placement were approximately $15,061,000, net of related costs including placement commissions. There were no warrants issued in connection with this second private placement. The proceeds of this private placement were used to retire outstanding debt of $9,650,000 due to CreditAnstalt and for general working capital purposes.

     In April 1996, the Company completed a third private placement of its common stock. This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this private placement were $8,400,000, net of related costs. The proceeds from this private placement were used to fund acquisitions and provide general working capital for the Company.

     In July 1996, the Company completed a private placement of its common stock with Counsel. Counsel acquired 2,112,490 shares of common stock for proceeds of $25,000,000. The proceeds from this private placement were used to fund the acquisition of Symphony.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RESTRUCTURING CHARGES

     In February 1995, the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan included the termination and sale of the medical/surgical supply operations of a wholly owned subsidiary, B.T. Smith, Inc., and the closing of the Company's long-term care pharmacy operation in Missouri, Choice Drug Systems of Missouri, Inc., on June 30, 1995.

     Prior to the closing and ultimate sale of its medical/surgical supply operations, the Company consolidated the medical/surgical operation of B.T. Smith, Inc. with the medical/surgical supply division of J & J Drug & Medical Services, Inc. in its Baltimore, Maryland pharmacy location. Accounting and administration functions previously based at the Inwood, New York and Teaneck, New Jersey pharmacy locations were also consolidated and moved to the Baltimore office location. The effect of this consolidation was to refocus the Inwood and Teaneck pharmacies on the core long-term care business; to consolidate the Company's medical/surgical supply business in one location in anticipation of its sale; and to consolidate accounting functions at the Baltimore headquarters location. The Company initiated these actions to streamline and reduce the cost of operating its medical/surgical supply business and its accounting function and to exit the unprofitable Missouri long-term care market.

     The Company recorded restructuring charges of $2,069,432 for the year ended February 28, 1995, which includes the write-down of accounts receivable, inventories and fixed assets to net realizable value and the accrual for the termination of leases, employee severance costs, and the estimated administrative costs of terminating operations. Also included in the restructuring costs are amounts due to former executives of the Company under consulting agreements which expire in May 1997 and other long-term contractual obligations related to the restructured business. During the ten months ended December 31, 1995, the Company recorded, as a change in estimate, an additional $100,000 write-down of accounts receivable for the medical/surgical supply operations.

     The net sales and loss from continuing operations of the medical/surgical supply operations and the Missouri location are as follows:


                                          Ten Months
                                             Ended             Year Ended
                                       December 31, 1995    February 28, 1995
                                       -----------------    -----------------
Net Sales                                $     854,018        $    3,983,533
                                         =============        ==============
Loss from continuing operations          $    (157,218)       $   (2,406,438)
                                         =============        ==============

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 1995, the Company adopted a formal plan of restructuring in order to consolidate certain of its satellite locations. The Company recorded restructuring costs of $140,000 for the ten months ended December 31, 1995, which includes the write-down of fixed assets to net realizable value, the accrual for employee severance costs and the termination of leases.

     In connection with the February 1995 restructuring, the Company made severance payments of approximately $459,000 and $335,000 and paid other exits costs of approximately $154,000 and $227,000 during the year ended December 31, 1996 and the ten months ended December 31, 1995, respectively.

     During July 1996, in connection with the Symphony acquisition, the Company adopted a plan to restructure its long-term care pharmacy operations in Los Angeles by consolidating two of its existing facilities into a new, more centralized location. The Company has assumed liabilities, included in the acquisition cost allocation, of approximately $1,600,000 for costs to involuntarily terminate employees of Symphony and to close the pharmacy location.

     During August 1996, the Company adopted a plan of restructuring to consolidate its Aston, Pennsylvania and Baltimore, Maryland long-term care pharmacies into one of its existing Mid-Atlantic pharmacies. The Company has recorded restructuring costs of $450,000 for the year ended December 31, 1996 which includes employee severance costs and the termination of leases.

     Also, during September 1996, the Company adopted a formal plan of restructuring to close its Baltimore, Maryland corporate offices and correctional pharmacies. The corporate offices will be relocated to Irving, Texas and the correctional pharmacy will be relocated to another location in the Baltimore area. The Company has recorded restructuring costs of $2,375,000 for the year ended December 31, 1996, which primarily includes employee severance costs and lease termination costs. The Company made severance payments related to the corporate office restructuring of approximately $107,000 during the year ended December 31, 1996.

8. DISCONTINUED OPERATIONS

     In February 1995, in connection with adoption of its formal restructuring plan, the Company decided to discontinue the operations of its mail order and computerized health care software businesses. The mail order business was closed effective August 1, 1995 and the assets of the computerized health care software business were sold to an unrelated party on June 30, 1995 for $700,000, which resulted in a gain in the amount of $564,844, net of related income taxes of $38,000.

     The net gains or losses of these operations for the ten months ended December 31, 1995 and the year ended February 28, 1995 are included in the consolidated statements of operations under

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


gain (loss) from operations of discontinued business segments. The loss on disposal of $503,067 reflected in the consolidated statement of operations for the year ended February 28, 1995, includes the write-down of the assets of the mail order and computer software businesses to estimated net realizable value and the estimated costs of disposing of these operations, including a pro-rata share of the Company's expense for office space in Baltimore.

     The Company had net sales from discontinued operations of approximately $909,000 and $2,731,000 for the ten months ended December 31, 1995 and the year ended February 28, 1995, respectively.

9. INCOME TAXES

     The benefit for income taxes consisted of the following:


                        Year Ended         Ten Months Ended         Year Ended
                     December 31, 1996     December 31, 1995     February 28, 1995
                     -----------------     -----------------     -----------------
                                                (In Thousands)
Federal:
         Current         $        -             $  (219)               $  (466)
         Deferred            (5,510)               ( 46)                     -
                         ----------             -------                -------
                             (5,510)               (265)                  (466)
State and local                 389                  40                     -
                         ----------             -------                -------
                         $   (5,121)            $  (225)               $  (466)
                         ==========             =======                =======


                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the year ended December 31, 1996, the Federal benefit for income taxes is primarily due to the reversal of the valuation allowance recorded on the Company's deferred tax assets. Based on the current operating profitability of the Company and budgeted taxable income for 1997, management believes that it is now more likely than not that the Company's deferred tax assets will be realized. As a result of this change in estimate, the valuation allowance of $5,186,000 on deferred tax assets was reversed during the year ended December 31, 1996.

     The actual income tax benefit for the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995 is different from the amounts computed by applying the statutory Federal income tax rates to losses from continuing operations before income taxes. The reconciliation of these differences follow:


                                          Year Ended         Ten Months Ended          Year Ended
                                       December 31, 1996     December 31, 1995      February 28, 1995
                                       -----------------     -----------------      -----------------
                                                              (in thousands)
Tax benefit at statutory  rate            $    (597)            $    (296)            $   (3,824)

Additional funds received                         -                  (219)                     -

Increase resulting from:

         State income taxes, net                257                    26                      -
         of federal income tax
         effect

         Current loss not
         available for carryback                  -                   172                  3,206

         Tax effect of
         permanent differences                  276                    68                    152

         Reduction of valuation
         allowance                           (5,186)                    -                      -

         Other items, net                       129                    24                      -
                                          ---------             ---------              ---------

         Benefit for income taxes         $  (5,121)            $    (225)             $    (466)
                                          =========             =========              =========

     At December 31, 1996, the Company had a net operating loss carryforward of approximately $16,663,000 for Federal income tax purposes, expiring in increments through 2011. The utilization

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of approximately $11,106,000 of such losses is restricted to offset only future taxable income generated by Choice Maryland and Premier.

     The tax effect of cumulative temporary differences at December 31, 1996 and 1995 follow:

                                                  1996                    1995
                                              ----------               ---------
                                                        (in thousands)
Current Deferred Tax Assets:
Tax carry forwards                            $    5,665               $   4,172
Accounts receivable allowances                        85                     413
Accrued litigation costs                             657                   1,255
Accrued restructuring charges                      1,104                     536
Accrued liabilities                                  440                     280
Other                                              1,178                     254
                                              ----------               ---------
                                                   9,129                   6,910
Less:  Valuation allowance                        (1,724)                 (6,910)
                                              ----------               ---------

  Net deferred tax asset                      $    7,405               $       -
                                              ==========               =========
Deferred Tax Liabilities:
Puerto Rico withholding tax                   $      425               $     425
Goodwill Amortization                              1,330                       -
Depreciation and other                               242                     118
                                              ----------               ---------
  Net deferred tax liability                  $    1,997               $     543
                                              ==========               =========

10. COMMITMENTS

Leases

     The Company leases office and warehouse space, automobiles and equipment. Rental expense under these leases aggregated approximately $1,664,000, $781,000, and $719,000 for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Future minimum lease payments, follow:

                        Year Ending              Capital         Operating
                        December 31,              Leases           Leases
                       -------------             --------        ----------
                          1997                  $ 157,074        $1,741,995
                          1998                    113,863         1,612,177
                          1999                     74,538         1,411,448
                          2000                     26,788         1,013,377
                          2001                      6,571           933,803
                          2002 and Thereafter          -          1,938,370
                                                ---------        ----------
         Total minimum lease payments             378,834        $8,651,170
                                                                 ==========
         Less:  amount representing interest      (62,742)
                                                ---------
           Present value of net minimum
           lease payments                         316,092
         Less:  current portion                  (130,242)
                                                ---------
         Long-term portion                      $ 185,850
                                                =========

11. CONTINGENCIES

     A lawsuit has been filed against the Company by the former shareholders of a subsidiary of Premier. The plaintiffs sold their business to Premier in 1993 and claim that the company owes them approximately $1,000,000 under promissory notes delivered to them as part of the consideration for their stock. (See Note
4). The plaintiffs also claim that the Company owes them an additional $1,100,000 under an earn-out agreement. Finally, the plaintiffs claim the Company is liable for tortiously interfering with their rights under the purchase agreement and under the promissory notes. The plaintiffs seek total judgments of $7,100,000, plus interest and costs against the Company. The Company has answered the complaint and is vigorously contesting the plaintiff's claims. In addition, the Company has filed a counterclaim against the plaintiffs for breaches of certain representations and warranties in the agreement. Management of the Company does not believe that this litigation is likely to have a material adverse effect on its financial position and results of operations.

     The Company is subject to various claims and litigation in the ordinary course of its business. In the opinion of management and outside counsel, settlement of these claims and litigation will not have a material adverse effect on the financial position or future operating results of the Company.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCKHOLDER'S EQUITY

Common Stock Authorized

     On August 28, 1995, the Company's stockholders approved an increase in the authorized common stock of the Company from 15,000,000 shares to 30,000,000 shares. On September 28, 1996 the Company's stockholders approved an increase in the authorized common stock of the Company from 30,000,000 shares to 50,000,000 shares.

Stock Option Plans

     The Company has eight stock option plans and an employee stock purchase plan covering up to 3,029,168 shares of the Company's common stock, pursuant to which officers, directors and employees of the Company are eligible to receive either incentive or non-qualified options. Stock options generally expire five or ten years from the date of grant. The exercise price of an incentive stock option is equal to the fair market value of the Company's common shares on the date such option was granted. The exercise price of non-qualified stock options may be less than the fair market value on the date of grant.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                            Year Ended        Ten Months Ended
                                         December 31, 1996    December 31, 1995
                                         -----------------    -----------------
Net income:

         As reported                        $ 3,125,420         $   222,351
         Pro forma                           (7,763,229)         (3,155,567)

Primary           Earnings per share:

         As reported                               0.14                0.02
         Pro forma                                (0.34)              (0.28)

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fully diluted Earnings Per Share:

As reported                                        0.13            0.02
Pro forma                                         (0.33)          (0.25)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     A summary of option transactions during the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995 follow:

                                                   Number of Shares
                             --------------------------------------------------------------
                                                      Ten Months
                                  Year Ended            Ended                 Year Ended
                             December 31, 1996     December 31, 1995      February 28, 1995
                             -----------------     -----------------      -----------------
Shares under option at            1,564,000           1,094,500                918,500
beginning of period

Granted ($2.86-$11.25)            1,589,000             949,500                564,000

Canceled ($2.85-$6.00)               (1,666)           (125,000)              (354,000)

Exercised ($1.88-$8.50)            (122,166)           (355,000)               (34,000)
                                  ---------           ---------              ---------
Options outstanding at end        3,029,168           1,564,000              1,094,500
of period ($2.85-$11.25)          =========           =========              =========


Shares available for future         856,250             693,750                568,250
grant                             =========           =========              =========


Options exercisable at end        1,828,149           1,289,000                994,500
of period                         =========           =========              =========


Weighted average fair
value of options granted              $6.85               $3.56
                                      =====               =====

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                       Options Exercisable
                  -----------------------------------------------------        ----------------------------
                                              Weighted
                                               Average         Weighted                            Weighted
   Range of               Number              Remaining         Average              Number        Average
   Exercise            Outstanding           Contractual       Exercise         Exercisable at     Exercise
    Prices        at December 31, 1996          Life            Price          December 31, 1996    Price
    ------        --------------------       -----------       --------        -----------------    ------
$2.85-5.00              1,052,334             7.8 Years         $ 4.10               968,998        $ 4.08
$5.00-$7.50               377,000             5.1 Years         $ 5.65               350,332        $ 5.63
$7.50-$10.00              400,834             9.2 Years         $ 8.45               134,158        $ 8.41
$10.00-$11.25           1,199,000             9.9 Years         $10.48               374,661        $10.55

$2.85-$11.25            3,029,168             8.5 Years         $ 7.39             1,828,149        $ 6.02

              CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

     During 1994, in exchange for consulting services, the Company issued warrants exercisable for 40,000 shares of common stock with an exercise price of $3.50.

     In August 1995, the company's Board of Directors extended the expiration date of certain outstanding redeemable warrants issued as part of the Company's initial public offering (The "IPO Warrants") to March 31, 1996, and subsequently extended the expiration date to August 23, 1996. During August 1996, the Company registered the shares underlying its outstanding Series A and B warrants. Series A warrants representing 643,344 of a total of 650,000 shares of common stock were exercised before expiring, at an exercise price of $6.00 per share. The expiration date of the 643,344 Series B Warrants (which are exercisable at $10.00 per share) issued upon exercise of the IPO Warrants is August 16, 1997.

     In connection with the private placements discussed in Note 5, the Company issued warrants to purchase 3,240,000 shares of stock at prices ranging from $4.50 to $5.50 per share. These warrants expire through May 1998.

     In December 1995, as part of their debt agreement, the Company issued warrants to CreditAnstalt which grants CreditAnstalt the right to purchase 15,000 shares of common stock at a price of $7.31 per share. These warrants expire in December 2000.

     In January 1996, as part of the acquisition of IMD Corporation, the Company issued warrants to purchase 75,000 shares of common stock at a price of $7.50 per share. These warrants expire in January 1999.

     Total warrants for 4,132,684 shares were outstanding at December 31, 1996, including the IPO warrants, warrants issued in connection with private placements and 100,000 warrants issued in connection with prior acquisitions, at exercise prices ranging from $4.50 to $12.00 per share. 46,615 (excluding the Series A warrants) warrants were exercised during the year, at exercise prices ranging from $3.50 to $5.50 per share.

13. MAJOR VENDOR

     The Company utilizes a primary supplier arrangement for its pharmaceutical purchases. During both 1995 and 1996, the Company changed its primary supplier. Purchases of inventory under primary supplier relationships during the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, were approximately 82%, 87% and 55% of total inventory purchases, respectively.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following as of December 31, 1996 and 1995:

                                                         1996                      1995
                                                      -----------              -----------
Trade accounts payable                                $11,390,194               $4,671,435
Accrued salaries, payroll taxes and benefits            4,172,362                  669,860
Miscellaneous accrued expenses                          2,385,929                  795,977
                                                      -----------               ----------
                                                      $17,948,485               $6,137,272
                                                      ===========               ==========

15. RELATED PARTIES

     As a result of the Company's acquisition of Symphony (See Note 2), Symphony's former parent company, IHS, is a significant Company stockholder. The Company provides institutional pharmacy services to several long-term care facilities owned and managed by IHS. Since the Company's acquisition of Symphony during 1996, net revenues of approximately $8,139,000 have been generated from sales to IHS owned and managed long-term care facilities. Amounts due from IHS owned and managed long-term care facilities of approximately $6,983,000 at December 31, 1996 are included in accounts receivable, net in the accompanying consolidated balance sheet.

     To facilitate the timely purchase of MediDyne an interim purchase of MediDyne was made by Counsel Corporation, a significant stockholder of the Company. The terms of the agreement are described in Note 2.

     The Company entered into arrangements with a company which owns long-term care facilities in the state of Minnesota to provide pharmacy services and certain administrative functions in exchange for a monthly management fee. These management fees, totaling approximately $58,000, have been included in other income in the accompanying consolidated statement of operations for the year ended December 31, 1996. In addition, the Company has provided working capital funding. At December 31, 1996, amounts due of approximately $661,000 are included in the accompanying consolidated balance sheet.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements with fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 as of January 1, 1996 had no impact on the Company's financial position or results of operations.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

     SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended December 31, 1997, the Company will report basic EPS instead of primary EPS. Basic EPS for the year ended December 31, 1996 and the ten months ended December 31, 1995 is $0.16 and $0.02, respectively.

17. SUBSEQUENT EVENTS

     In January 1997, the Company entered into purchase agreements with Clinical Care-SNF, Inc., Portaro Pharmacies, Inc. and Alger Health Services. These three acquisitions expand the Company's presence in the State of California and represent institutional pharmacy revenues of approximately $15,000,000, $15,000,000 and $8,500,000, respectively.

     The purchase price for Clinical Care-SNF, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Portaro Pharmacies, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Alger Health Services was $4,200,000.

     In March 1997, the Company acquired Pennsylvania Prescriptions, Inc., a Harrisburg, Pennsylvania institutional and retail pharmacy doing business as Emerald Drugs. The purchase price was $6,200,000 and includes an earn-out provision.

     In March 1997, the Company acquired Pharmacare, Inc., a Virginia based provider of institutional pharmacy services. The purchase price was approximately $8,500,000.

                                INDEX OF EXHIBITS
[UPDATE]

Exhibit
Number            Description
------            -----------
2.1      Asset Purchase Agreement dated February 29, 1996, by and among IMD
         Corporation, Dennis Ruben, the Trust, Illinois Pharmacy Acquisition Co.
         and Capstone Pharmacy Services, Inc. (the "Company") (incorporated by reference to Exhibit 2 to Form 8-K dated February 29, 1996).

2.2      Asset Purchase Agreement among Integrated Health Services, Inc. ("IHS"),
         Symphony Pharmacy Services, Inc., various of its subsidiaries ("Symphony")
         and the Company, dated June 20, 1996 (incorporated by reference to
         Exhibit 2 to the Company's Current Report on Form 8-K dated July 18, 1996).

2.3      Amendments No. 1 to the Asset Purchase Agreement by and between IHS,
         Symphony and the Company, dated July 30, 1996.

2.4 Stock Purchase Agreement by and between DCAmerica and the Company effective July 1, 1996 (incorporated by reference to Exhibit 2.3 to
         Form 10-Q dated September 30, 1996).

2.5      Agreement and Plan of Merger dated January 3, 1997, by and among
         Clinical Care-SNF, Inc., Ron Belville, the Company and Institutional
         Pharmacy Services, Inc. ("IPS") (incorporated by reference to Exhibit
         2.1 to Form 8-K dated January 31, 1997).

2.6      Agreement and Plan of Merger dated January 3, 1997, by and among Portaro
         Pharmacies, Inc., Denis Portaro, Sandra Portaro, Denis A. and Sandra Lou
         Portaro Revocable Trust of 1992, the Company and IPS (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 31, 1997).

2.7 Stock Purchase Agreement among Alger Health Services, Inc., IPS and the Company, dated January 24, 1997.

2.8      Asset Purchase Agreement between Pennsylvania Prescriptions, Inc. d/b/a
         Emerald Drug Store, dated March 6, 1997.

2.9 Asset Purchase Agreement by and between Pharmacare, Inc. and IPS, dated March 24, 1997.

3.1      Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for period ending August 30, 1995).

3.2      Certificate of Ownership and Merger Merging Choice Mergeco, Inc. into
         Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.2 to
         Form 10-Q for period ending August 30, 1995).

3.3 Certificate of Amendment (incorporated by reference to Exhibit A to the Company's Proxy Statement for Special Meeting of Stockholders on August
         15, 1996).

3.4      Bylaws of Choice Drug Systems, Inc. (incorporated by reference to
         Exhibit 3.3 to Form 10-Q for period ending August 30, 1995).

4.1      Form of Series B Warrant Certificate (incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-3
         (Reg. No. 3643).

4.2 Form of Series B Warrant Agreement, dated as of August 7, 1996, between the Registrant and First Union National Bank of North Carolina
         (incorporated by reference to Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-3 (Reg. No. 3643)).

4.4 Form of Warrant ($4.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.5 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

4.5 Form of Warrant ($5.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.6 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

4.6 Stock Purchase Agreement, dated December 16, 1994, between Registrant and Counsel Corporation (incorporated by reference to Exhibit 4.7 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29,
         1995).

4.7 Warrant to Purchase Shares of Common Stock, dated December 16, 1994, for the purchase of 800,000 shares (incorporated by reference to Exhibit 4.8 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

4.8 Warrant to Purchase Shares of Common Stock, dated December 16, 1994, for the purchase of 1,000,000 shares (incorporated by reference to Exhibit 4.9 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

4.9 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares.

4.10 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares.

4.11     Form of ACA Investors Warrant ($12.00) for purchase of Common Stock.

10.1     1987 Stock Option Plan, adopted by the Board of Directors on March 11,
         1987 and by the Shareholders on July 29, 1987 (incorporated by reference to Exhibit 100 to the 1987 Annual Report*).

10.2     1988 Stock Option Plan, adopted by the Board of Directors on February
         26, 1988 and by the shareholders on August 17, 1988 (incorporated by reference to Exhibit 10CC to the 1988 Annual Report*).

10.3     1991 Stock Option Plan, adopted by the Board of Directors on May 22,
         1991 and by the Shareholders on December 16, 1991 (incorporated by reference to Exhibit 10KK to the 1991 Annual Report*).

10.4     1992 Stock Option Plan, adopted by the Board of Directors on July 14,
         1992 and by the shareholders on September 2, 1992 (incorporated by reference to Exhibit B to the Registrant's 1992 Proxy Statement*).

10.5     Agreement, dated December 23, 1993, between the Registrant and Mediquest,
         Inc. (incorporated by reference to Exhibit NN to 1994 Form 10-K).

10.6     Credit Agreement Among Choice Drug Systems, Inc. and Creditanstalt Corporate
         Finance, Inc., dated May 19, 1995 (incorporated by reference to Exhibit
         10.19 to the 1995 Annual Report on Form 10-K for fiscal year ended
         February 29, 1995).

10.7     Revolving Credit Note dated May 19, 1995, made in favor of
         Creditanstalt Corporate Finance, Inc. (incorporated by reference to
         Exhibit 10.20 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

10.8 Agreement and Plan of Merger, dated April 5, 1995, by and among the Registrant, Choice Acquisition Corp. and Premier Pharmacy, Inc.
         (incorporated by reference to Exhibit 2.1 to the 1995 Annual Report on Form 10-K for fiscal year ended February 29, 1995).

10.9     1995 Nonqualified Stock Option Plan for Directors of the Company
         (incorporated by reference to Exhibit A to Schedule 14A filed August 2,
         1995).

10.10    1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and
         Directors of the Company (incorporated by reference to Exhibit B to Schedule 14A filed August 2, 1995).

10.11    Amendment to Choice Drug Systems, Inc. 1992 Stock Option Plan
         (incorporated by reference to Exhibit C to Schedule 14A filed
         August 2, 1995).

10.12 1996 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to Schedule 14A filed August 2, 1995).

10.13 Form of Registration Rights Agreement dated May 22, 1995 (incorporated by reference to Exhibit 4.4 on Form 8-K dated May 22, 1995).

10.14    Form of Amendment to Registration Rights Agreement dated August 30,
         1995 (incorporated by reference to Exhibit 4.2 to Form 8-K dated August
         31,1995).

10.15    Form of Second Amendment to Registration rights Agreement dated March
         20, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated
         March 31, 1996).

10.16    Form of Third Amendment to Registration rights Agreement dated April
         11, 1996 (incorporated by reference to Exhibit 10.2 to Form 10-Q dated
         March 31, 1996).

10.17 Form of Registration Rights Agreement dated April 17, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 10, 1996).

10.18    Registration Rights Letter Agreement, dated December 19, 1996 regarding
         Registration Rights in connection with the purchase by Counsel
         Corporation of 2,112,490 shares of Common Stock of Capstone Pharmacy
         Services, Inc. on July 29, 1996.

10.19    Registration Rights Amendment dated January 3, 1997 by and among Capstone
         Pharmacy Services, Inc. and  Ron Belville, Denis A. Portaro and Sandra
         Lou Portaro and the Denis A. and Sandra Lou Revocable Trust of 1992.

10.20 Senior Subordinated Credit Agreement dated December 6, 1996 by and between the Company and Bankers Trust Company as agent and lender.

10.21    Form of Revolving Credit Note by and between the Company and lender.

10.22    Agreement and Plan of Merger, dated September 30, 1995, by and among
         Geri-Care Systems, Inc., Scripts and Things, Inc., Abraham Wieder, Raphael
         Lieberman, Capstone Pharmacy Services, Inc., Geri Mergeco, Inc. and
         Scripts Mergeco, Inc. (incorporated by reference to Exhibit 2 to
         Form 8-K for December 31, 1995).

10.23    Adirondack Capital Advisors Consulting Agreement dated June 25, 1996.

21       List of Subsidiaries.

23       Consent of Arthur Andersen LLP.

24       Power of Attorney (included on signature page).

27       Financial Data Schedule (for SEC use only).



* Denotes a management contract or compensatory plan, contract or arrangement.