Form 10-K405/A
period 1996-12-31
CAPSTONE PHARMACY SERVICES INC
filed 1997-04-30
CIK 792932

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 25, 1997, was $12.375.

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

     Customers. The primary customers of the Company are long-term care facilities, correctional facilities, and hospitals. The Company is not dependent on any one customer. The table below sets forth the percentage of revenues from continuing operations derived from each payor source for the periods presented:

                                 Year Ended           Ten Months Ended            Year Ended
Payor Source                  December 31, 1996       December 31, 1995       February 28, 1995
------------                  -----------------       -----------------       -----------------
Long-Term Care Facilities            81.5%                   63.3%                   59.2%
Correctional Facilities              12.1                    23.1                    21.1
Hospital                              6.4                    13.6                     6.8
Medical/Surgical                      0.0                     0.0                    12.9

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The Company's Directors and Executive Officers are as follows:

                      Name                          Age                             Position
                      ----                          ---                             --------
R. Dirk Allison.................................    41     President, Chief Executive Officer and Director
James D. Shelton................................    42     Executive Vice President, Chief Financial Officer & Secretary
Robert Della Valle..............................    45     Executive Vice President and Chief Operating Officer
Joseph F. Furlong, III(1).......................    48     Director
John Haronian (2)(3)............................    64     Director
Morris A. Perlis (1)............................    48     Vice Chairman
Albert Reichmann(1).............................    68     Director
Allan C. Silber.................................    48     Chairman
Edward Sonshine, Q.C.(2)........................    50     Director
Gail Wilensky, Ph. D. (3).......................    53     Director
John E. Zuccotti(2).............................    59     Director

(1)   Member of Compensation Committee
(2)   Member of Audit Committee.
(3)   Member of Disinterested Stock Option Plan Committee.

         Mr. Allison has served as President and Chief Executive Officer of the Company since May 1995. He served as President and Chief Executive Officer of Premier Pharmacy, Inc., an institutional pharmacy company ("Premier"), from July 1993 to May 1995. Mr. Allison served as President and Chief Executive Officer of Allied Pharmacy Management, Inc., a pharmacy company ("Allied"), from February 1988 to June 1993.

         Mr. Shelton has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since February 1997. Mr. Shelton served as Vice President-Chief Financial Officer of Allied from December 1993 to
January 1997. Mr. Shelton served as Vice President-Chief Financial Officer of Evergreen Healthcare, Inc., a long-term care company, from October 1992 to December 1993, and as Vice President-Chief Financial Officer of its predecessor, National Heritage, Inc., from February 1990 to October 1992.

         Dr. Della Valle joined the Company as Executive Vice President and Chief Operating Officer in July 1996. Prior to joining the Company, Dr. Della Valle was President and Chief Executive Officer and Vice President of Allied. He had been employed by Allied since June 1987 and held the position of President and Chief Operating Officer from July 1993 to July 1996.

         Mr. Furlong has served as a Director of the Company since December 1994. Mr. Furlong has been President of Adirondack Capital Advisors, L.L.C., a financial advisory firm since May 1996. He was a partner of Colman Furlong & Co., a merchant banking firm, from February 1991 to April 1996 and he was a partner of Robertson Stephens & Company, an investment banking firm from November 1984 to January 1991. Mr. Furlong has served as a director of American HomePatient,

Inc., a home health care provider ("American HomePatient"), since June 1994. He has served as a director of Healthy Planet Products, an environmentally friendly greeting card manufacturer, since August 1996.


         Mr. Haronian has served as a Director of the Company since January 1994. Mr. Haronian has served as Chairman of Vision World, Inc. and President of Tri-State Group, since April 1991. Mr. Haronian has served as President of Peoples Liquor, Inc. since November 1991. From May 1965 until November 1990, Mr. Haronian served as President of Douglas Drug, Inc.

         Mr. Perlis has been Vice Chairman of the Company since May 1995 and a Director since December 1994. Mr. Perlis served as interim chief executive officer of the Company from December 1994 to May 1995. He has served as a director of and consultant to Counsel, a Canadian corporation primarily engaged in the health care industry, since September 1992, and as President of Counsel since January 1994. Mr. Perlis has served as a director of American HomePatient since March 1993, and as its Chairman since May 1994. He has served as a director of NOMA, Inc., a manufacturer of consumer wire and cable, since September 1993. Mr. Perlis was President of Morris A. Perlis & Assoc., an executive management consulting firm, from September 1992 until January 1994 and President of American Express Canada, Inc. from September 1988 until September 1992. Mr. Perlis served as interim President of Stadtlander Drug Co., Inc., a mail order pharmacy company ("Stadtlander"), from September 1996 to December 1996. He has served as director of Stadtlander since July 1996 and as Chief Executive Officer since September 1996.

         Mr. Reichmann has served as a Director of the Company since August 1995. He has served as Chairman and a Director of Olympia & York Developments, Limited, a privately held Canadian real estate company, for at least five years prior to February 1993. Mr. Reichmann currently participates in major philanthropic activities in addition to serving on the boards of several major hospitals in Canada.

         Mr. Silber has served as Chairman since February 1995 and a director of the Company since December 1994. Mr. Silber has been Chairman, Chief Executive Officer and a director of Counsel since August 1979. He served as President of Counsel from August 1979 until January 1994. Mr. Silber has served as a director of American HomePatient since September 1991. Mr. Silber served as chairman of American HomePatient from September 1991 to May 1994. He has served as director of Stadtlander since July 1996 and as Chairman since September 1996.

         Mr. Sonshine has served as a Director of the Company since December 1994. He has been President and Chief Executive Officer of RioCan Real Estate Investment Trust of Toronto, Canada since July 1995. Mr. Sonshine has served as a director of American HomePatient since September 1991. Mr. Sonshine has served as Vice Chairman of Counsel since January 1994, as a director of Counsel since August 1979, and as Chairman, President and Chief Executive Officer of Counsel Management Services, Inc. since October 1993. Mr. Sonshine served as Executive Vice President of Counsel from February 1987 until January 1994. Mr. Sonshine served as President and Chief Executive Officer of Icarus Realty Corp. from February 1987 until September 1993. He has served as a director of Stadtlander since July 1996.

         Dr. Wilensky has served as a Director since August 1995. She has served as the John M. Olin Senior Fellow, Project HOPE since January 1993, and as Chair, Physician Payment Review Commission since May 1995. Dr. Wilensky served as Deputy Assistant to the President for Policy Development from March 1992 to January 1993. She was Administrator of the Health Care Financing Administration of the Department of Health and Human Services from January 1990 to March 1992. Dr. Wilensky also serves as a director for Advanced Tissue Sciences, Coram Healthcare, Neopath Inc., Quest Diagnostics, St. Jude Medical, Syncor International, SMS Corporation and United Healthcare.

         Mr. Zuccotti has served as a Director of the Company since August 1995. He has served as Chairman, CEO and President of World Financial Properties, Inc., a real estate company, since November 1996, and had served as President and Chief Executive Officer of its predecessor company Olympia & York Companies (U.S.A.), since January 1990. Mr. Zuccotti served as a director of Olympia & York Companies (U.S.A.) since the inception of a board of directors in July 1993. He has served as a director of Dreyfus Strategic Municipal Bond Fund, Inc. since November 1989. Mr. Zuccotti also serves as director of Dreyfus California Tax Exempt Money Market Fund, Dreyfus Capital Value Fund, Inc., Dreyfus Insured Municipal Bond Fund, Dreyfus New Leaders Fund, Inc., Dreyfus Strategic Municipals, Inc., Dreyfus Municipal Bond Fund, Inc., Dreyfus Municipal Money Market Fund, Inc., and Starrett Housing Corporation. He also serves on the Board of Trustees of Columbia University.

         Pursuant to a Stock Purchase Agreement by and between Capstone and Counsel, dated December 16, 1994, so long as Counsel continues to own the common stock acquired under the Stock Purchase Agreement, Capstone will use its best efforts to cause the election to its Board of Directors of four (4) individuals designated by Counsel who are reasonably acceptable to Capstone, currently Messrs. Silber, Perlis, Sonshine and Furlong. The Stock Purchase Agreement also specifies that Capstone will use its best efforts to maintain a Board of Directors consisting of eleven (11) members. Currently Mr. Silber serves as Chairman of the Board and Mr. Perlis as Vice Chairman.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") (and, if such security is registered on a national securities exchange, also with the exchange). Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely upon representations submitted by the Company's directors and executive officers and the Company's review of filings on Forms 3, 4 and 5, including amendments thereto, the Company has concluded that all such forms were timely filed.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the services in all capacities to the Company for the fiscal year under December 31, 1996 (the "1996 Fiscal Year"), the ten months ended December 31, 1995 and fiscal year ended February 28, 1995 of those persons who were, at any time during the 1996 Fiscal Year, the Company's chief executive officer or, at December 31, 1996, the Company's other executive officers, and who received annual salary and bonus in excess of $100,000:


                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM COMPENSATION
                                                                                      --------------------------
                                            ANNUAL COMPENSATION                                AWARDS
                                            -------------------                       --------------------------
                                                                                                    SECURITIES
                                                                                      RESTRICTED    UNDERLYING
        NAME AND                                                  OTHER ANNUAL           STOCK       OPTIONS/
   PRINCIPAL POSITION      YEAR(S)   SALARY($)      BONUS ($)  COMPENSATION (1)( $)   AWARD(S)($)    SARS  (#)
------------------------ ----------- -----------  ------------ -------------------- -------------- -------------
R. Dirk Allison......... Dec 1996(3)   230,000     104,425(4)          -0-               -0-          327,500
  President and CEO(2)   Dec 1995(3)   123,000        -0-              -0-               -0-           65,000
                         Feb 1995         *            *                *                 *              *

Robert Della Valle...... Dec 1996       79,719      40,000(4)          -0-               -0-          150,000
  Chief Operating        Dec 1995         *            *                *                 *              *
  Officer(5)             Feb 1995         *            *                *                 *              *

Donald W. Hughes........ Dec 1996(3)   150,000        -0-              -0-               -0-           30,000
  Former CFO(6)          Dec 1995        9,230        -0-              -0-               -0-           20,000
                         Feb 1995         *            *                *                 *              *


                           --------
                           PAYOUTS
                           -------
        NAME AND          LTIP           ALL OTHER
   PRINCIPAL POSITION    AYOUTS  ($)    COMPENSATION($)
------------------------ ------------  ----------------
R. Dirk Allison.........     -0-              -0-
  President and CEO(2)       -0-              -0-
                              *                *

Robert Della Valle......     -0-              -0-
  Chief Operating             *                *
  Officer(5)                  *                *

Donald W. Hughes........     -0-              -0-
  Former CFO(6)              -0-              -0-
                              *                *

--------------------------

* Indicates periods prior to employment with the Company.

(1) Perquisites for each executive officer are in amounts which do not require disclosure.
(2)      Mr. Allison joined the Company in May, 1995.
(3)      Represents a ten-month period.
(4)      Earned in 1996 and paid in 1997.
(5)      Mr. Della Valle joined the Company in July, 1996.
(6)      Mr. Hughes resigned in February, 1997.


OPTION GRANTS

      The table below provides information on grants of stock options pursuant to the Company's Option Plans (the "Option Plans") during the 1996 Fiscal Year, to the officers named in the Summary Compensation Table. Additional grants have been made to certain officers, directors and other employees since December 31, 1996. See "Security Ownership of Directors, Executive Officers and Principal Holders". The Company grants no stock appreciation rights.


          OPTION/SAR GRANTS IN THE FISCAL YEAR ENDED DECEMBER 31, 1996



                                        INDIVIDUAL GRANTS
                       ---------------------------------------------------
                                             PERCENT OF                                          POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF            TOTAL                                            ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES        OPTIONS/SARS                                            PRICE APPRECIATION FOR
                          UNDERLYING         GRANTED TO        EXERCISE OR                             OPTION TERM (1)
                         OPTIONS/SARS       EMPLOYEES IN       BASE PRICE      EXPIRATION       ----------------------------
        NAME             GRANTED (#)         FISCAL YEAR         ($/SH)           DATE               5%   ($)      10%   ($)
---------------------  ----------------- ------------------ ---------------- ---------------    ----------------------------
R. Dirk Allison              75,000              4.7%              8.50          03/15/06            400,920        1,016,011
                            250,000             15.7%             10.50          11/29/06          1,650,848        4,183,574
                              2,500               *               11.25          12/31/06             17,688           44,824

Robert Della Valle           50,000              3.1%             10.13          07/30/06            318,535          807,231
                            100,000              6.3%             10.50          11/29/06            660,339        1,673,430

Donald W. Hughes (2)         25,000              1.6%              8.50          02/02/98            133,640          338,670
                              5,000                *              10.13          02/02/98             31,854           80,723

---------------------

* Less than one percent.

(1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.

(2) Mr. Hughes resigned February 2, 1997. 8,333 and 1,667 of the options shown in the table remain exercisable by Mr. Hughes following his resignation.

OPTION EXERCISES AND VALUES

         The table below provides information as to exercises of options by the executive officers named in the Summary Compensation Table during the 1996 Fiscal Year under the Company's option plans and the year-end value of unexercised options. The Company grants no stock appreciation rights.

               AGGREGATED OPTION/SAR EXERCISES IN THE FISCAL YEAR
            ENDED DECEMBER 31, 1996 AND PERIOD-END OPTION/SAR VALUES


                                                                      NUMBER  OF SECURITIES       VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                         OPTIONS/SARS AT              OPTIONS/SARS
                                                                        DECEMBER 31, 1996         AT DECEMBER 31, 1996
                                                                       FISCAL YEAR-END (#)      FISCAL  YEAR-END ($)  (1)
                                                                       -------------------      -------------------------
                                    SHARES
                                  ACQUIRED ON          VALUE              EXERCISABLE/                EXERCISABLE/
            NAME                 EXERCISE (#)      REALIZED ($)           UNEXERCISABLE               UNEXERCISABLE
-----------------------------  ----------------  ----------------  --------------------------     ---------------------
R. Dirk Allison                      -0-               -0-              142,499/250,001             $367,587/526,338
Robert Della Valle                   -0-               -0-               33,333/116,667               29,333/121,167
Donald W. Hughes(2)                  -0-               -0-                   16,667/-0-                   61,951/-0-


--------------------

(1) Options are classified as "in-the-money" if the fair market value of the underlying Common Stock exceeds the exercise price of the option. The per share value of such in-the-money options is the difference between the option exercise price and $11.38, the per share fair market value of the underlying Common Stock as of December 31, 1996. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon the exercise of the options will be based on the per share market price of the Common Stock at the time of exercise and are thus dependent upon future performance of the Common Stock.

(2) Mr. Hughes resigned February 2, 1997. The number of securities underlying options granted to Mr. Hughes prior to his resignation were 20,000, 25,000 and 5,000 shares issuable upon the exercise of options at $6.00, $8.50 and $10.13, respectively. The table sets forth the amounts that remain exercisable by Mr. Hughes following his resignation.


COMPENSATION COMMITTEE REPORT

         The following Compensation Committee Report is not deemed to be part of a document filed with the SEC pursuant to the Securities Act of 1933 (the "Securities Act") or the Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act without the express written consent of the persons named below.

         Decisions on compensation of the Company's senior executives, except for decisions related to awards under the Company's Option Plans, are made by the Compensation Committee of the Company's Board of Directors. It is the task of the Compensation Committee to establish executive compensation guidelines for the Company which are reasonable and appropriate, meet their stated purpose and effectively serve the needs of the Company and its stockholders.

      The current members of the Compensation Committee have met with the entire Board of Directors in setting the compensation for the current executive officers and have set forth policies to govern such compensation currently and in the future. The Committee continues to review all management compensation in light of these policies.

Compensation Philosophy and Policies for Executive Officers

         The Company's primary business goal is to provide high quality service while maximizing stockholder value. The Company believes it can best achieve this goal by achieving leadership in the provision of relevant and high quality health services, expanding its operations primarily through acquisitions and internal growth without imperiling the achievement of other strategic objectives, and establishing a reputation as a desirable employer and responsible corporate citizen. In late 1995, the Company reviewed and reformulated its compensation philosophy and policies and has subsequently followed such philosophy and policies in setting compensation. The Compensation Committee has continued to review the Company's compensation philosophy and policies, as well as their effect on individual compensation. The Compensation Committee seeks to forge a strong link between the Company's business goals and its compensation program by aligning the interests of its stockholders and management personnel, including executive officers. The Company's executive compensation program is intended to be consistent with this overall philosophy for compensation at all management levels. The Company believes that by aligning management compensation with the Company's business goal, the likelihood of the Company's success on both a short-term and long-term basis is increased.

         The Company's current executive compensation program supports the Company's strategy and objective of creating stockholder value by:

         - Emphasizing pay for performance by linking a significant portion of executive compensation to the performance of both the Company and the individual executive officer.

         - Directly aligning the interest of executives with the long-term interest of stockholders by awarding stock options at current market prices to give value to the executives through long-term stock appreciation.

         - Providing compensation opportunities that attract and retain talented and committed executives on a long-term basis.

         - Appropriately balancing the Company's short-term and long-term business, financial and strategic goals.

         Currently, the Company's executive compensation program is comprised of three principal components: base salary, annual cash incentive (bonus) and long-term incentive opportunity through stock options. The annual executive pay targets (base salary plus incentive) are intended to be competitive with executive compensation of other U.S. public health care companies, particularly institutional pharmacy companies, when the Company meets or exceeds its annual operating goals.

         The Company attempts to compare its executive pay targets with the annual pay of other publicly held companies, particularly institutional pharmacy companies, subject to available information. These other companies include companies from the Peer Group reflected in the Stock Performance Graph found elsewhere in this Report. Since the Peer Group is small, however, the Compensation Committee retains the discretion to compare the Company's executive pay targets with those of companies outside of this group. The Compensation Committee also has considered the turnaround situation faced by current management in setting compensation. The Compensation Committee expects compensation for the current fiscal year to be below the median even if incentive targets are reached.

         The Compensation Committee intends to review its compensation packages in light of the recently announced merger that would combine Capstone with Pharmacy Corporation of American ("PCA") a subsidiary of Beverly Enterprises, Inc. The Compensation Committee believes that compensation should meet the following goals in connection with the proposed merger: incentivise current management and employees during the interim period prior to the merger; retain management and employees to participate in managing and operating the combined entity; and, ultimately, fit with the internal compensation system of the combined entity.

Base Salary

         All management salaries, including those of the executives, are evaluated on a regular basis. In making its decision on salary levels, the Company does not use a predetermined formula. In determining the salaries of the Company's new executive team, the Company considered past earnings of those individuals as well as historical Company compensation and the new executives' potential to contribute to the Company's future. In evaluating appropriate pay levels and salary increases for Company executives, the Compensation Committee, without assigning particular weight to any, intends to consider the following factors: level of responsibility of the executive, individual job performance, internal salary structure, pay practices of other companies, size of the Company and achievement of the Company's strategic goals. In the past, salary ranges have been based primarily on individual job performances and past earnings.

Annual Cash Incentives

         Annual cash incentive awards are designed to focus management attention on key operational goals for the current fiscal year. The key operational goals are specific to each executive's area of responsibility. Specific weighting is assigned for identified financial, strategic and management practices goals. At least 50% of the available bonus percentage for each named executive officer is now tied to Company profitability, generally defined by achievement of the annual budget as approved by the Board of Directors. The remaining percentages are based on specific goals set for each executive, such as quality of care, revenue growth, accounts receivable management, control expenses and integration of acquisitions. The nature of the operational goals and the weighting assigned to each is subject to change annually.

         Company executives may earn a bonus of between 20% and 50% of their annual base salaries based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets. At the end of the year, performance in light of these goals is determined on an arithmetic scale with the pre-established weighting. Discretionary adjustments by the Compensation Committee are possible if the Committee believes the circumstances so warrant. Bonuses awarded to Messrs. Allison and Della Valle were $104,425 (45.0% of base compensation) and $40,000 (24.2% of base compensation), respectively.

Long-Term Incentives

         The Company's long-term incentive compensation program consists of incentive and nonqualified stock options which are related to improvement in long-term stockholder value. Stock option grants are designed to focus an executive's attention on managing the Company from the perspective of long-term owner with an equity stake in the business. Stock options are granted under the Option Plans by the Disinterested Stock Option Plan Committee.

         The option grants to executive officers offer the right to purchase shares of Common Stock at their fair market value on the date of the grant. These options will have value only if the Company's stock price increases. The number of shares covered by each grant is selected based on the executive's level of responsibility and past and anticipated contributions to the Company.

Chief Executive Officer Compensation

         Mr. Allison is the Company's Chief Executive Officer. Generally, the Chief Executive Officer is eligible to participate in the same executive compensation plans available to the Company's other senior executive officers. The Compensation Committee's general approach in setting the Chief Executive Officer's annual compensation is derived from the same considerations described above, that is to be competitive with other U.S. publicly held health care corporations, but also to have a significant portion of annual incentive compensation based upon specific corporate-wide operating performance criteria.

         The Compensation Committee approved a $230,000 base salary for Mr. Allison for the 1996 Fiscal Year and established his range of incentive bonus at between 35-50% of this base salary, or a maximum of $115,000. Mr. Allison's compensation package was developed primarily based upon his historical compensation elsewhere and his experience in the industry and with turn-around situations. According to market data, such base salary and annual incentive target were below the median of the comparison companies mentioned above and appropriately within the Company's overall internal pay practices. For the 1996 Fiscal Year, Mr. Allison received a bonus of $104,425. In 1996, stock options to acquire 325,000 shares of Common Stock were granted to Mr. Allison in connection with his position as Chief Executive Officer.

Tax Regulations

         Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for executive compensation in excess of $1 million. It is not anticipated that the Company will pay any of its executive officers compensation in excess of $1 million in the current fiscal year and, accordingly, to date the Company has not adopted a policy in this regard.

         THE FOREGOING REPORT IS SUBMITTED BY ALL OF THE MEMBERS OF THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS, WHOSE
MEMBERS ARE AS FOLLOWS: ALBERT REICHMANN, MORRIS A. PERLIS AND
JOSEPH F. FURLONG, III.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following current directors served on the Compensation Committee during the 1996 Fiscal Year: Reichmann, Perlis and Furlong. No member of the Compensation Committee is an employee of the Company.

STOCK PERFORMANCE GRAPH

         The stock performance graph depicted below is not deemed to be part of a document filed with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act without the express written consent of the Company.

         The following graph compares the cumulative total returns of the Company with those of the Nasdaq Market Index and a peer group index. Cumulative return assumes $100 invested in the Company or respective index on February 28, 1992, with dividend reinvestment through December 31, 1996. The Company has selected a peer group known as the DOSE Group as compiled by Research Data Group. This peer group index is comprised of approximately 7 companies, excluding the Company. These companies are Care Group, Inc., Genesis Health Ventures Inc., Mednet Mpc Corp, Omnicare Inc., Synetic Inc., Vitalink Pharmacy Services Inc. and Grancare Inc. Delaware.




                             [GRAPH TO BE INSERTED]

                                    [GRAPH]

RESEARCH                                             TOTAL RETURN- DATA SUMMARY



                                     DOSE

                                                          Cumulative Total Returns
                                                --------------------------------------------------
                                                2/92   2/93      2/94      2/95     12/95    12/96
Capstone Pharmacy Svcs Inc              Dose    100    43        40        43        92        140

PEER GROUP                              PPERI   100    82        99        133       179       241

S&P 500                                 1500    100   111       120        129       166       204

         To date, the Company has not directly tied executive compensation to stock performance. The future impact of stock performance on executive compensation will be determined by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL
HOLDERS

         The following table sets forth, as of April 29, 1997, the number and percentage of shares of the Company's Common Stock owned by (i) all persons known to the Company to be holders of 5% or more of such securities, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table appearing elsewhere herein, and (iv) all directors and executive officers of the Company, as of April 29, 1997, as a group. Unless otherwise indicated, all holdings are of record and beneficial.


                                                                       Number of
                                                                  Shares Beneficially           Percentage of Total
                           Name                                         Owned(1)                   Outstanding(2)
-----------------------------------------------------------       -------------------           -------------------
Counsel Corporation(3).....................................             8,356,815                      23.0%
   Exchange Tower
   Two First Canadian Place, Suite 1300
   Toronto, Ontario, Canada  M5X 1E3

Integrated Health Services, Inc............................             2,112,490                       6.2
   10065 Red Run Blvd.
   Owings Mills, Maryland 21117

Denis A. and Sandra Lou Portaro Revocable Trust of 1992 and
Ronald Belville.........................................                2,513,804                       7.4
   2596 Mission Street
   San Marino, California 91108

Northwestern Mutual Life Insurance Co......................               866,300                       5.6
   720 E. Wisconsin Avenue
   Milwaukee, Wisconsin 53202

Dirk Allison (3)...........................................               225,245                        *

James D. Shelton...........................................                   -0-                        *

Robert Della Valle (5).....................................                33,333                        *

Allan C. Silber (6)........................................               498,333                       1.4

Morris a. Perlis (6).......................................               498,333                       1.4

Joseph F. Furlong, III (7,8,12)............................               242,505                        *

John Haronian (8,10).......................................               145,000                        *

Edward Sonshine, Q.C.(7,8).................................                77,000                        *

Gail Wilensky, Ph.D. (9)...................................                17,500                        *

Albert Reichmann (9).......................................                17,500                        *

John E. Zuccotti (9,11)....................................                27,000                        *

All directors and executive officers
as a group (11 persons)(13)................................             1,781,749                       5.0%

*  Indicates less than 1%

1 Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.

2 The percentages shown are based on 34,005,266 shares of Common Stock outstanding on April 25, 1997, plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), which includes shares subject to stock options and warrants held by such holder which are exercisable within sixty (60) days of such date.

3 Includes 1,298,181 and 1,038,545 shares issuable upon the exercise of warrants at $4.50 and $5.50 per share, respectively. Directors Silber, Sonshine and Perlis are directors of Counsel and director Silber beneficially owns or controls approximately 18% of the common stock of Counsel, a majority of which is pledged to a lender. Directors Sonshine and

         Perlis own in the aggregate less than 5% of Counsel's common stock. All of the directors listed in this footnote (3) disclaim beneficial ownership of shares of Common Stock in their capacity as directors of Counsel, and Mr. Silber disclaims beneficial ownership of shares of Common Stock in his capacity as a significant stockholder of Counsel.

4 Includes 15,170 and 12,136 shares issuable upon the exercise of warrants at $4.50 and $5.50 per share, respectively and 16,666, 15,000, 50,000, 83,333 and 2,500 shares issuable upon the exercise of options at $4.31, $4.44, $8.50, $10.50 and $11.25 per share, respectively.

5 Includes 33,333 shares issuable upon the exercise of options at $10.50 per share.

6 Includes 25,000 and 20,000 shares issuable upon the exercise of warrants at $4.50 and $5.50 per share, respectively and 15,000, 2,500, 250,000, 50,000, 83,333 and 2,500 shares issuable upon the exercise of options at $4.44, $7.50, $4.31, $8.50, $10.50 and $11.25 per share, respectively.

7 Includes 15,000 and 12,000 shares issuable upon the exercise of warrants at $4.50 and $5.50 per share, respectively.

8 Includes 15,000, 2,500 and 2,500 shares issuable upon the exercise of options at $4.44, $7.50 and $11.25 per share, respectively.

9 Includes 15,000 and 2,500 shares issuable upon the exercise of options at $4.44 and $11.25 per share, respectively.

10 Includes 15,000 and 15,000 shares issuable upon the exercise of options at $2.85 and $3.50 per share, respectively, and 25,000 and 20,000 shares issuable upon the exercise of warrants at $4.50 per share, and $5.50 per share, respectively.

11 Includes 2,500 and 2,000 shares issuable upon the exercise of warrants at $4.50 and $5.50 per share, respectively.

12 Includes 165,505 shares issuable upon the exercise of warrants at $12.00 per share.

13 Includes 1,536,309 shares issuable upon the exercise of options and warrants.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

CERTAIN SERVICES BY NON-EMPLOYEE DIRECTORS

         Since his election to the Board of Directors in December 1994, Mr. Silber has provided various services to the Company in connection with improving the financial position, results of operations and capital structure of the Company. These have included his service as Co-Chairman and Chairman of the Board of Directors, assistance with routine acquisitions, assistance with the completion of certain private placements and direction of the replacement of the Company's bank line of credit. Mr. Silber has received no cash compensation for such services.

         Since his election to the Board of Directors in December 1994, Mr. Perlis has provided various services to the Company in connection with the Company's long term strategy and decisions concerning the retention or disposition of the Company's lines of business. These have included his service as Vice Chairman of the Board of Directors and interim Chief Executive Officer, negotiation of modifications to material contracts and indebtedness of the Company, assistance with personnel and operational matters, and assistance with the Company's regulatory compliance program. Mr. Perlis has received no cash compensation for such services.

         Set forth below is a summary of various transactions involving the Company and certain directors, officers, stockholders or other affiliates. It is the policy of the Company to notify the Board of Directors and seek the approval of a majority of the members of the Board or an appropriate committee who are not related to an interested party in connection with transactions between the Company and a related party.

PRIVATE OFFERINGS BY THE COMPANY

         On July 29, 1996, Counsel purchased from the Company in a private placement transaction, 2,112,490 shares of common stock at a price of approximately $11.83 per share for net proceeds to the Company of $25 million. The proceeds were used as part of the purchase price for the Symphony acquisition.

         Counsel Corporation beneficially owns approximately 23.0% of the outstanding Common Stock and voting power of the Company and, as such, is the Company's largest stockholder. As a result of the Counsel's investment in the Company, the Company has agreed to use its best efforts to cause four Counsel nominees to serve on the Company's Board of Directors. As a result of the foregoing, Counsel has a significant influence on matters brought before the stockholders or the Board of Directors, although it cannot control the outcome of any vote.

CONSULTING SERVICES

         Director Furlong is a principal of Adirondack Capital Advisors LLC ("Adirondack"). The Company has entered into an agreement with Adirondack, dated June 25, 1996 pursuant to which Adirondack will assist the Company in identifying and negotiating transactions with acquisition targets. Adirondack receives as compensation 3.0% of the first $10.0 million of aggregate transaction value plus .7% of aggregate transaction value in excess thereof as well as a number of warrants to buy the Company's common stock set according to a formula, not to exceed 200,000 in the aggregate, at a strike price of $12.00. As of April 25, 1997 the Company had issued warrants to purchase 200,000 shares and had paid approximately $1,109,740 in connection with this Agreement. An additional $87,000 was earned, but unpaid in connection with this Agreement.

         Adirondack and the Company have also entered into an agreement, dated December 10, 1996, pursuant to which Adirondack serves as financial advisor to the Company in connection with the proposed merger of PCA with and into the Company. In connection with its services to the Company hereunder, Adirondack will receive $4.0 million plus a fee for rendering a fairness opinion if the proposed transaction is consummated.

         An affiliate of Director Reichmann received fees of $445,000 in connection with the Geri-Care and IMD acquisitions.

         Directors Silber and Perlis received fees of $600,000 and $400,000, respectively in connection with the Symphony acquisition.

         Curtis B. Johnson, the general counsel of DCAmerica Inc. ("DCA"), a Counsel Corporation subsidiary, has provided legal services to the Company since April 1995 pursuant to an agreement between the Company and DCA providing for reimbursement of DCA's allocable costs related to such services. Mr. Johnson has options to acquire 25,000 shares of Capstone's common stock for an exercise price of $4.31 per share.

         Marvin Sirota, a former officer and director of the Company, is providing consulting services pursuant to a Severance and Consulting Agreement dated January 15, 1995. Under the Severance and Consulting Agreement, Mr. Sirota receives $11,607.00 per month through May 31, 1997 plus expenses incurred in connection with his obligations to the Company.

         Frank Mandelbaum, a former officer and director of the Company, is providing consulting services pursuant to a Severance and Consulting Agreement dated January 26, 1995. Under the Severance and Consulting Agreement, Mr. Mandelbaum receives $11,607.00 per month through May 31, 1997 plus expenses incurred in connection with his obligations to the Company.

         Charles Lathrop, Jr., a former officer and director of the Company, is providing consulting services pursuant to a Severance and Consulting Agreement dated March 8, 1995. Under the Severance and Consulting Agreement, Mr. Lathrop receives $10,000 per month through April 14, 1997 and $4,583 per month for twelve months thereafter, plus expenses incurred in connection with his obligations to the Company.

         For a discussion of the relationships between the Company and its affiliates, directors, officers and principal stockholders, please see "Security Ownership of Directors, Executive Officers and Principal Holders," and "Directors and Executive Officers."

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


                                         CAPSTONE PHARMACY SERVICES, INC.

                                          By: /s/  James D. Shelton
                                              -------------------------------
                                                 James D. Shelton,
                                                 Chief Financial Officer
                                                 April 30, 1997


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----
        *                        Chief Executive Officer and       April 30, 1997
-----------------------          Director
R. Dirk Allison

/s/ James D. Shelton             Chief Financial Officer           April 30, 1997
-----------------------
James D. Shelton

         *                       Chairman                          April 30, 1997
-----------------------
Allan C. Silber

         *                       Vice Chairman                     April 30, 1997
-----------------------
Morris A. Perlis

         *                       Director                          April 30, 1997
-----------------------
Albert Reichmann


         *                       Director                          April 30, 1997
-----------------------
John E. Zuccotti


        *                        Director                          April 30, 1997
-----------------------------
Gail Wilensky, Ph.D.

        *                        Director                          April 30, 1997
-----------------------------
Joseph F. Furlong, III

        *                        Director                          April 30, 1997
-----------------------------
John Haronian

        *                        Director                          April 30, 1997
-----------------------------
Edward Sonshine, Q.C.

*  Signed by James D. Shelton pursuant to a duly granted power-of-attorney

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

Commitments and Contingencies

Stockholders' Equity
   Common stock $.01 par value; 50,000,000
   shares authorized at December 31, 1996
   and 30,000,000 shares authorized at
   December 31, 1995; 31,134,221 shares
   issued and 30,795,769 outstanding as of
   December 31, 1996 and 13,610,810 issued
   and outstanding as of December 31, 1995            307,957       136,108
   Additional paid-in capital                     213,593,829    38,985,006
   Accumulated deficit                             (9,155,957)  (12,281,377)
                                                 ------------   -----------

      Total Stockholders' Equity                  204,745,829    26,839,737
                                                 ------------   -----------

   Total Liabilities and Stockholders' Equity    $271,001,166   $42,130,595
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
facility with a group of five commercial banks,
interest at varying rates based on the type of
borrowing, secured by substantially all assets of the
Company, due at scheduled maturities through December 2001.

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

     In connection with the February 1995 restructuring, the Company made severance payments of approximately $459,000 and $335,000 and paid other exit costs of approximately $154,000 and $227,000 during the year ended December 31, 1996 and the ten months ended December 31, 1995, respectively.

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

2.3**    Amendments No. 1 to the Asset Purchase Agreement by and between IHS,
         Symphony and the Company, dated July 30, 1996.

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

2.7** Stock Purchase Agreement among Alger Health Services, Inc., IPS and the Company, dated January 24, 1997.

2.8**    Asset Purchase Agreement between Pennsylvania Prescriptions, Inc. d/b/a
         Emerald Drug Store, dated March 6, 1997.

2.9** Asset Purchase Agreement by and between Pharmacare, Inc. and IPS, dated March 24, 1997.

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

4.9** Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares.

4.10** Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares.

4.11**   Form of ACA Investors Warrant ($12.00) for purchase of Common Stock.

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

10.17 Form of Registration Rights Agreement dated April 17, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated September 10, 1996).

10.18**  Registration Rights Letter Agreement, dated December 19, 1996 regarding
         Registration Rights in connection with the purchase by Counsel
         Corporation of 2,112,490 shares of Common Stock of Capstone Pharmacy
         Services, Inc. on July 29, 1996.

10.19**  Registration Rights Amendment dated January 3, 1997 by and among Capstone
         Pharmacy Services, Inc. and  Ron Belville, Denis A. Portaro and Sandra
         Lou Portaro and the Denis A. and Sandra Lou Revocable Trust of 1992.

10.20** Senior Subordinated Credit Agreement dated December 6, 1996 by and between the Company and Bankers Trust Company as agent and lender.

10.21**  Form of Revolving Credit Note by and between the Company and lender.

10.22    Agreement and Plan of Merger, dated September 30, 1995, by and among
         Geri-Care Systems, Inc., Scripts and Things, Inc., Abraham Wieder, Raphael
         Lieberman, Capstone Pharmacy Services, Inc., Geri Mergeco, Inc. and
         Scripts Mergeco, Inc. (incorporated by reference to Exhibit 2 to
         Form 8-K for December 31, 1995).

10.23**  Adirondack Capital Advisors Consulting Agreement dated June 25, 1996.

21**     List of Subsidiaries.

23       Consent of Arthur Andersen LLP.

24**     Power of Attorney (included on signature page).

27**     Financial Data Schedule (for SEC use only).



* Denotes a management contract or compensatory plan, contract or arrangement. ** Filed with original annual report on Form 10-K.