Form 10-Q
period 1997-03-31
CAPSTONE PHARMACY SERVICES INC
filed 1997-05-15
CIK 792932

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-20606

                        CAPSTONE PHARMACY SERVICES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              11-2310352
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

9901 E. Valley Ranch Parkway                                               75063
Suite 3001                                                            (Zip Code)
Irving, TX
(Address of principal executive offices)

Registrant's telephone number, including area code:               (972) 401-1541

                 2930 Washington Boulevard, Baltimore, Maryland
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                      Outstanding at May 12, 1997
----------------------------                        ---------------------------
Common Stock, $.01 Par Value                                34,005,266

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                                      INDEX

PART 1:    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...............     F-1

           Consolidated Statements of Income for the three months ended
           March 31, 1997 and 1996..............................................................     F-2

           Consolidated Statements of Changes in Stockholders' Equity for the three months
           ended March 31, 1997.................................................................     F-3

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 1997 and 1996..............................................................     F-4

           Notes to Unaudited Consolidated Financial Statements.................................     F-5


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................     F-10


PART 2:    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6     Exhibits and Reports on Form 8-K

SIGNATURES

INDEX OF EXHIBITS

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                                   March 31,          December 31,
                                                                                     1997                 1996
                                                                                 -------------       -------------
                                      ASSETS                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $  10,308,190       $   9,407,354
    Accounts receivable, net of allowance for doubtful accounts of
        $7,128,000 as of March 31, 1997, and $5,778,000, as of
        December 31, 1996, respectively                                             63,401,985          50,503,619
    Inventories                                                                     18,134,696          13,541,511
    Prepaid expenses and other current assets                                        2,823,053           1,523,194
    Deferred tax benefit                                                             3,929,876           5,408,381
                                                                                 -------------       -------------
           Total Current Assets                                                     98,597,800          80,384,059
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                           12,130,249          10,468,963
OTHER ASSETS                                                                         1,965,559           1,369,982
GOODWILL, net of accumulated amortization of $5,485,000 as of
    March 31, 1997, and $4,074,000 as of December 31, 1996, respectively           236,024,195         178,778,162
                                                                                 -------------       -------------
           Total Assets                                                          $ 348,717,803       $ 271,001,166
                                                                                 =============       =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                        $  17,859,814       $  18,337,485
    Current portion of long-term debt                                                3,245,645           3,557,199
    Current portion of non-compete agreements                                          200,000             200,000
    Accrued restructuring charges                                                    2,007,545           2,107,846
                                                                                 -------------       -------------
           Total Current Liabilities                                                23,313,004          24,202,530
NON-COMPETE AGREEMENTS, net of current portion                                         200,000             200,000
LONG-TERM DEBT, net of current portion                                              84,697,551          39,165,739
RESTRUCTURING CHARGES, net of current portion                                        2,608,055           2,687,068
                                                                                 -------------       -------------
           Total Liabilities                                                       110,818,610          66,255,337
                                                                                 -------------       -------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized at March 31,
        1997, and December 31, 1996; 34,005,266 shares issued
        and 33,666,814 outstanding as of March 31, 1997, and
        31,134,221 shares issued and 30,795,769 outstanding as of
        December 31, 1996                                                              336,668             307,957
    Capital in excess of par                                                       244,264,407         213,593,829
    Accumulated deficit                                                             (6,701,882)         (9,155,957)
                                                                                 -------------       -------------
           Total Stockholders' Equity                                              237,899,193         204,745,829
                                                                                 -------------       -------------
           Total Liabilities and Stockholders' Equity                            $ 348,717,803       $ 271,001,166
                                                                                 =============       =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES



                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                              1997              1996
                                                           -----------      ------------
NET SALES                                                  $69,023,558      $ 22,027,865

COST OF SALES                                               38,690,339        13,575,566
                                                           -----------      ------------

          Gross profit                                      30,333,219         8,452,299
                                                           -----------      ------------

OPERATING EXPENSES:

    Selling, general and administrative expenses            22,925,269         7,277,293

    Depreciation and amortization                            2,357,234           569,057
                                                           -----------      ------------

          Total operating expenses                          25,282,503         7,846,350
                                                           -----------      ------------

          Income from operations                             5,050,716           605,949
                                                           -----------      ------------

NONOPERATING EXPENSE (INCOME):

    Interest expense, net                                    1,155,359           263,188

    Other income, net                                             --             (46,528)
                                                           -----------      ------------

          Total nonoperating expense (income), net           1,155,359           216,660
                                                           -----------      ------------

          Net income before income tax provision             3,895,357           389,289

INCOME TAX PROVISION                                         1,441,282           103,000
                                                           -----------      ------------

       Net income                                          $ 2,454,075      $    286,289
                                                           ===========      ============


EARNINGS PER SHARE:

    Primary                                                $      0.07      $       0.02
                                                           ===========      ============

    Fully diluted                                          $      0.07      $       0.02
                                                           ===========      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

    Primary                                                 36,683,917        16,592,126
                                                           ===========      ============

    Fully diluted                                           36,915,693        16,692,186
                                                           ===========      ============




  The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                          Common Stock             Capital
                                   ------------------------       in Excess        Accumulated
                                     Shares         Amount         of Par            Deficit            Total
                                  -----------      --------      ------------      -----------       ------------
BALANCE, December 31,
    1996                           30,795,759      $307,957      $213,593,829      $(9,155,957)      $204,745,829
    Common stock issued in
       connection with the
       exercise of stock
       options                        162,251         1,623           697,666             --              699,289
    Common stock issued in
       connection with
       acquisitions                 2,708,804        27,088        29,972,912             --           30,000,000
    Net income for the three
       months ended
       March 31, 1997                    --            --                --          2,454,075          2,454,075
                                   ----------      --------      ------------      -----------       ------------

BALANCE, March 31, 1997            33,666,814      $336,668      $244,264,407      $(6,701,882)      $237,899,193
                                   ==========      ========      ============      ===========       ============





  The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                           1997               1996
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  2,454,075       $    286,289
    Adjustments to reconcile net income to net cash flows from operating activities-
       Depreciation and amortization                                      2,357,234            569,057
       Change in assets and liabilities, net of effects from
          acquisition/disposal of businesses:
          Increase in accounts receivable                                (7,439,708)          (787,308)
          Increase in inventories                                          (972,101)          (491,121)
          (Increase) decrease in prepaid expenses and other
              current assets                                               (996,406)           769,865
          Decrease in deferred tax benefit                                1,478,506               --
          Increase in other assets                                         (595,577)            (9,759)
          Decrease in accounts payable and accrued
              expenses                                                   (9,836,954)        (1,955,338)
          Decrease in pre-acquisition advances to affiliates, net              --             (427,086)
          Decrease in accrued restructuring charges                        (179,314)          (125,748)
                                                                       ------------       ------------

              Net cash flows from operating activities                  (13,730,245)        (2,171,149)
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                     (1,505,005)          (328,652)
    Acquisitions, net of cash acquired                                  (28,360,968)       (17,048,672)
    Repayments of notes receivable                                             --               32,973
                                                                       ------------       ------------

              Net cash flows from investing activities                  (29,865,973)       (17,344,351)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from commercial bank borrowings                         44,720,865         20,483,000
    Repayment of subsidiary pre-acquisition indebtedness                       --           (1,800,000)
    Proceeds from exercise of stock options                                 699,289            130,712
    Repayment of other long-term debt, net                                 (923,100)          (785,687)
                                                                       ------------       ------------

              Net cash flows from financing activities                   44,497,054         18,028,025
                                                                       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             900,836         (1,487,475)

CASH AND CASH EQUIVALENTS, beginning of period                            9,407,354          2,763,416
                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                               $ 10,308,190       $  1,275,941
                                                                       ============       ============

SUPPLEMENTAL DISCLOSURE:
    Cash paid for:

       Interest                                                        $    736,131       $     82,671
                                                                       ============       ============

       Taxes                                                           $     84,265       $     68,296
                                                                       ============       ============

  The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART 1:    FINANCIAL INFORMATION

ITEM 1.

1.    ORGANIZATION AND BUSINESS:

Capstone Pharmacy Services, Inc. and subsidiaries (a Delaware corporation), together with its wholly-owned subsidiaries (the "Company") is principally engaged in the business of providing institutional pharmacy services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations throughout the United States.

2.    EARNINGS PER SHARE:

Earnings per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding for the three months ended March 31, 1997 and 1996. The amount of common stock equivalents outstanding was computed using the treasury stock method.

3.    BASIS OF PRESENTATION:

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and 1996, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year dated December 31, 1996. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

4.    ACQUISITIONS:

Acquisitions During the Year Ended December 31, 1996

In January 1996, the Company purchased Geri-Care Systems, Inc. and Scripts & Things, Inc. ("Geri-Care"), which provides institutional pharmacy services to long-term care facilities in the New York metropolitan area. The purchase price was approximately $6,000,000, payable $1,320,000 in cash and promissory notes, with the remainder representing 669,230 shares of the Company's common stock. The agreement also includes an additional 338,462 shares of the Company's common stock held in escrow as a contingent incentive payment for certain new business to be generated through 1998 by the selling shareholders of Geri-Care. Total goodwill at the date of acquisition was $6,259,000.

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

In October 1996, the Company acquired the institutional pharmacy business of Happy Harry's, Inc. a Delaware-based retail drug store operator. The total purchase price was $3,695,000. Total goodwill at the date of acquisition was $2,407,000.

In December 1996, the Company purchased Institutional Pharmacy, Inc., which provides institutional pharmacy services to long-term care facilities in the state of Tennessee. The total purchase price was $4,839,000. Total goodwill at the date of acquisition was $4,068,000.

Acquisitions During the Three Months Ended March 31, 1997

In January 1997, the Company entered into acquisition agreements with Clinical Care-SNF, Inc., Portaro Pharmacies, Inc. and Alger Health Services. These three acquisitions expand the Company's presence in the state of California and represent institutional revenues of approximately $15,000,000, $15,000,000 and $8,500,000, respectively. The purchase price for Clinical Care-SNF, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Portaro Pharmacies, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Alger Health Services was $4,200,000. Total goodwill at the date of acquisition for these acquisitions amounted to $42,215,000.

In March 1997, the Company acquired Pennsylvania Prescriptions, Inc., a Harrisburg, Pennsylvania, institutional and retail pharmacy doing business as Emerald Drugs. The purchase price was $6,200,000 and includes an earn-out provision. Total goodwill at the date of acquistion was $4,123,000.

In March 1997, the Company acquired Pharmacare, Inc., a Virginia-based provider of institutional pharmacy services. The purchase price was approximately $8,500,000. Total goodwill at the date of acquistion was $7,826,000.

Effective March 1997, the Company acquired Macromed, a New York-based provider of Medicare Part B services. The total purchase price was approximately $2,800,000. Total goodwill at the date of acquistion approximated $2,900,000.

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

5.    ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisitions discussed in Note 4 occurred on January 1, 1996, management estimates that the unaudited pro forma results of operations for the three months ended March 31, 1997 and 1996 ($000 omitted, except for per share data) would have been:

                                                         1997        1996
                                                       -------      -------
     NET SALES                                         $73,266      $70,069

     COST OF SALES                                      41,300       39,363
                                                       -------      -------

               Gross profit                             31,966       30,706

     OPERATING EXPENSES                                 26,506       26,916

     NON-OPERATING EXPENSES, net                         1,481        1,649
                                                       -------      -------

               Income before income tax provision        3,979        2,141

     INCOME TAX PROVISION                                1,471          958
                                                       -------      -------

               Net income                              $ 2,508      $ 1,183
                                                       =======      =======


         Net income per share                          $  0.07      $  0.03
                                                       =======      =======

These pro forma operating results reflect certain adjustments, including amortization of goodwill acquired, incremental interest expense and adjustments for the provision of income taxes to reflect an effective tax rate of 37%. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 1996, nor are they necessarily indicative of future results.

6.    CREDIT FACILITY:

The Company maintains a Revolving Credit Facility with a syndicate of five commercial banks under which borrowings of up to $125 million are available. Under the credit facility, the Company has the option to borrow under base rate and eurodollar rate revolving loans, swing line loans and letters of credit. Interest rates on base rate and swing line loans are at the higher of the prime rate or 0.5% in excess of the federal funds effective rate, plus an applicable margin based on the Company's leverage ratio at the time of borrowing. The swing line loans are also adjusted for a commitment fee percentage tied to the Company's leverage ratio. Interest on base rate and swing line loans is due quarterly in arrears. Interest rates on eurodollar rate loans are calculated at the eurodollar rate, plus an applicable margin based on the Company's leverage ratio at the time of borrowing. Interest is due at the end of the one, two or three-month interest period elected by the Company. If the Company elects a six-month eurodollar rate loan, interest is payable in arrears at the end of the third and sixth month. Letter of credit fees are based on the eurodollar loan margin, plus the greater of 0.25% of the maximum available to be drawn for letters of credit, as defined in the agreement, or $500, and is to be paid quarterly in arrears.

Scheduled reductions of the $125,000,000 maximum balance allowed under the Revolving Credit Facility on December 1 of each year are as follows:

                1997                          $         --
                1998                            10,000,000
                1999                            35,000,000
                2000                            40,000,000
                2001                            40,000,000
                                              ------------
                                              $125,000,000
                                              ============

The Revolving Credit Facility is secured by substantially all assets of the Company and stipulates certain covenants applicable to capital expenditures, cash consideration on acquisitions, and sale of assets, as well as minimum financial ratios. As of March 31, 1997, the Company is in compliance with all debt covenants.

7.    RESTRUCTURING:

New York Pharmacy Consolidation

Effective June 30, 1996, the Company closed its Inwood, New York, long-term care pharmacy and consolidated its operations with those of other of the Company's long-term care pharmacies in the New York metropolitan area.

Long-Term Care Pharmacy

During August 1996, in connection with the Symphony acquisition, the Company adopted a plan to restructure its long-term care pharmacy operations by consolidating two of its existing California facilities into a new, more centralized location and by consolidating its Aston, Pennsylvania, and Baltimore, Maryland, long-term care pharmacies into one of its existing mid-Atlantic pharmacies. In addition, the Company's restructuring plan includes the relocation of its corporate headquarters.

The Company has recorded as a restructuring charge during the year ended December 31, 1996, the estimated costs associated with the long-term care pharmacy restructuring of $2,825,000. These costs include, among other items, future lease obligations relating to facility closures and severance and other costs relating to planned downsizing of the Company's work force.

8.   MAJOR VENDOR:

The Company utilizes a primary supplier arrangement for its purchases of pharmaceuticals. In light of the financial and operating significance of purchases, the Company routinely monitors the performance of its primary supplier and negotiates settlements and future service levels based thereon. Anticipated settlement amounts are recorded based upon management's estimates. The Company changed its primary supplier in December 1996.

9.   SUBSEQUENT EVENTS:

In April 1997, the Company acquired Willowood Services, Inc., a
Massachusetts-based provider of institutional pharmacy services to approximately 750 beds. The purchase price was approximately $2,900,000.

In April 1997, the Company announced a proposed merger with Beverly Enterprises, Inc.'s ("Beverly") pharmacy unit, Pharmacy Corporation of America (PCA). The Company will issue approximately 50,000,000 shares to existing Beverly stockholders and assume approximately $275,000,000 in debt. The Company anticipates that the transaction will be finalized during the fourth quarter of 1997.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART 1:    FINANCIAL INFORMATION

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

In the first quarter of 1995, Capstone implemented a corporate restructuring plan that included installation of a new management team, refocusing the Company's operations on core institutional pharmacy businesses and the initiation of an aggressive acquisition strategy. In conjunction with the restructuring, the Company exited certain nonstrategic, unprofitable lines of business. The Company sold its medical/surgical supply operations, closed a long-term care pharmacy in Missouri, discontinued its long-term care mail order pharmacy operations and sold its computer software division. Capstone took certain charges and realized certain gains relating to the discontinuation of these operations.

During the third quarter of 1996, Capstone implemented a restructuring plan that will consolidate and integrate the Company's recent acquisitions with existing operations, as well as promote an efficient structure to support continued growth. Key aspects of this plan include the consolidation of California, Pennsylvania and Maryland long-term care pharmacies and the closure of excess facilities. The Company also has relocated its corporate headquarters to Irving, Texas.

The acquisition of institutional pharmacy companies has resulted in a significant change in the Company's financial profile. Between January 1, 1996 and March 31, 1997, the Company completed a total of 12 such acquisitions. Six of these acquisitions were completed during the three months ended March 31, 1997. On a pro forma basis for all acquisitions, the Company's net sales and income before taxes for the period ended March 31, 1997, were $73,266,000 and $3,979,000, respectively, compared to pro forma net sales and income before taxes of $70,069,000 and $2,141,000, respectively, for the period ended March 31, 1996. All of these acquisitions have been accounted for using the purchase method of accounting and, as a result, the Company will incur significant future amortization expense associated with goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

NET SALES. Net sales increased to $69,024,000 in the 1997 period from $22,028,000 in the 1996 period, an increase of $46,996,000 or 213%. This increase is primarily attributable to the addition of revenue related to the acquisitions completed and the beds added as a result of the Company's preferred provider agreements with long-term care operators.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $38,690,000 in the 1997 period from $13,576,000 in the 1996 period, an increase of $25,114,000 or 185%. As a percentage of net sales, cost of sales decreased to 56.1% in the 1997 period from 61.6% in the 1996 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume. In addition, the Company entered into new prime vendor and group purchasing organization agreements during the fourth quarter of 1996. These agreements resulted in a reduction in cost of goods sold during the 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $22,925,000 in the 1997 period from $7,277,000 in the 1996 period, an increase of $15,648,000 or 215%. This increase in expenses was due to acquisitions closed subsequent to the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 33.2% in the 1997 period, compared to 33.0% in the 1996 period. Management believes that selling, general and administrative expenses as a percentage of net revenues in future periods will decline as operational synergies and the benefits of restructuring plans are fully realized.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,357,000 in the 1997 period from $569,000 in the 1996 period, an increase of $1,788,000 or 314%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

NONOPERATING EXPENSE. Nonoperating expenses include interest and other nonoperating items. Nonoperating expenses increased to $1,155,000 in the 1997 period from $217,000 in the 1996 period, an increase of $938,000. The increase is primarily due to interest expense on bank borrowings related to acquisitions.

INCOME TAXES. Income taxes in the 1997 and 1996 periods are recorded at effective rates of 37% and 26%, respectively. The increase in the effective tax rates is due to the full realization of federal net operating loss carryforwards during the fourth quarter of 1996.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies.

The Company's net cash flows from operating activities were $(13,730,000) and $(2,171,000), respectively, for the three months ended March 31, 1997 and 1996. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements associated with the acquisitions and the beds added pursuant to the preferred provider agreements.

The Company's net cash flows from investing activities were $(29,866,000) and $(17,344,000) for the three months ended March 31, 1997 and 1996, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during the 1997 period.

Net cash flows from financing activities were approximately $44,497,000 and $18,028,000 for the three months ended March 31, 1997 and 1996, respectively. Net cash flows from financing activities were primarily impacted by borrowings to fund acquisitions and working capital requirements.

During December 1996, the Company entered into a revolving $125 million credit facility (the "Credit Facility") with a syndicate of banks for which Bankers Trust Company acts as agent. Approximately $32,000,000 of the Credit Facility was used to retire amounts outstanding under the Company's prior credit facility. Borrowings under the agreement are secured by substantially all of the assets of the Company. The Credit Facility bears interest, at the option of the Company, at (a) Bankers Trust Company's prime rate plus an applicable margin based on the Company's leverage ratio, or (b) the prevailing eurodollar rate quoted by Bankers Trust Company, plus an applicable margin based upon the Company's leverage ratio. Availability under the Credit Facility is subject to the Company's leverage ratio and other provisions and covenants, all as defined by the underlying agreement. As of May 12, 1997, the Company had outstanding borrowings of approximately $91,200,000 under the Credit Facility.

The Company believes its existing credit facility is sufficient to fund its current working capital needs. In order to implement its growth strategy, the Company will require substantial capital resources and will need to incur, from time to time, additional bank indebtedness. The Company also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all.

PART 2:    OTHER INFORMATION

Items 1.   Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           In the fiscal quarter ended March 31, 1997, the Company sold the following securities without registration under the Securities Act:


 Date         Title                Amount          Purchasers               Consideration
 ----         -----                ------          ----------               -------------
 1/97(1)      Common Stock      1,354,402          Shareholder of           Sale of business.
                                                   Clinical Care-SNF        Stock represented $15
                                                                            million in purchase
                                                                            price consideration

 1/97(1)      Common Stock      1,354,402          Shareholder of           Sale of business.
                                                   Portaro Pharmacies       Stock represented $15
                                                                            million in purchase
                                                                            price consideration

 1/97-3/97(1) $12.00 Warrants     200,000          ACA Investors            Issued pursuant to
                                                                            acquisition consulting
                                                                            agreement in connection
                                                                            with various acquisitions


-----------------
(1) Offering made pursuant to Section 4(2) of the Securities Act in reliance upon the limited number of offers and sales and the nature of the transaction and the purchaser.

(2) Offering made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act in reliance upon criteria set forth in Regulation D.

Item 3.    Defaults upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           Not Applicable

Item 6     Exhibits and Reports on Form 8-K

           a)   The exhibits filed as a part of this Report are listed in the
                Exhibit Index immediately following the signature page.

           b)   Reports on Form 8-K filed in the first three months of 1997.

                  Date Filed                      Report Name
                  ----------    -------------------------------------------------
                  01/31/97      Current Report on Form 8-K dated January 31, 1997

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPSTONE PHARMACY SERVICES, INC.
                                                    (Registrant)

Dated:  May 15, 1997                       By: /s/James D. Shelton
                                               ---------------------------------
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX OF EXHIBITS


   Exhibit
   Number                              Description
   -------     -------------------------------------------------------------

     2.1 Agreement and Plan of Merger dated January 3, 1997, by and among Clinical Care-SNF, Inc., Ron Belville, the Company and Institutional Pharmacy Services, Inc. ("IPS") (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 31, 1997).

     2.2 Agreement and Plan of Merger dated January 3, 1997, by and among Portaro Pharmacies, Inc., Denis Portaro, Sandra Portaro, Denis A. and Sandra Lou Portaro Revocable Trust of 1992, the Company and IPS (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 31, 1997).

     2.3 Stock Purchase Agreement among Alger Health Services, Inc., IPS and the Company, dated January 24, 1997. (incorporated by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-K dated March 31, 1997 (the "1996 Annual Report"))

     2.4 Asset Purchase Agreement between Pennsylvania Prescriptions, Inc. d/b/a Emerald Drug Store, dated March 6, 1997. (incorporated by reference to Exhibit 2.8 to the 1996 Annual Report)

     2.5 Asset Purchase Agreement by and between Pharmacare, Inc. and IPS, dated March 24, 1997. (incorporated by reference to Exhibit 2.9 to the 1996 Annual Report)

     3.1 Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for period ending August 30, 1995).

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

     4.9 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares. (incorporated by reference to Exhibit 4.9 to the 1996 Annual Report)

     4.10 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares. (incorporated by reference to Exhibit 4.10 to the 1996 Annual Report)

     4.11 Form of ACA Investors Warrant ($12.00) for purchase of Common Stock. (incorporated by reference to Exhibit 4.11 to the 1996 Annual Report)

     10.1 Registration Rights Agreement dated January 3, 1997 by and among the Company and Ron Belville, Denis A Portaro, Sandra Portaro and the Denis A. and Sandra Lou Portaro Revocable Trust of 1992 (incorporated by reference to Exhibit 10.19 to the 1996 Annual Report).

     11        Statement re computation of per share earnings

     27        Financial Data Schedule