Form 10-K/A
period 1996-12-31
CAPSTONE PHARMACY SERVICES INC
filed 1997-07-31
CIK 792932

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

                                   PART III



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
                         Feb 1995         *            *                *                 *              *


                           --------
                           PAYOUTS
                           -------
        NAME AND             LTI         ALL OTHER
   PRINCIPAL POSITION    PAYOUTS  ($)  COMPENSATION($)
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


OTHER TRANSACTIONS


         As a result of the Company's acquisition of Symphony, Symphony's former parent company, IHS, is a significant Company stockholder. The Company provides institutional pharmacy services to several long-term care facilities owned and managed by IHS. Since the Company's acquisition of Symphony during 1996, net revenues of approximately $8,139,000 have been generated from sales to IHS owned and managed long-term care facilities.

         To facilitate the timely purchase of MediDyne at a time when Capstone had insufficient capital resources to make the purchase, an interim purchase of MediDyne was made by Counsel Corporation, a significant stockholder of the Company. At the time that Capstone was able to make the purchase, Counsel sold MediDyne to Capstone for the price it paid plus its additional costs of operating MediDyne in the interim period. No other consideration was paid to Counsel for making the acquisition and operating MediDyne on an interim basis.




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


                                         CAPSTONE PHARMACY SERVICES, INC.


                                          By: /s/  James D. Shelton
                                              -------------------------------
                                                 James D. Shelton,
                                                 Chief Financial Officer
                                                 July 29, 1997



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----
        *                        Chief Executive Officer and       July 29, 1997
-----------------------          Director
R. Dirk Allison

/s/ James D. Shelton             Chief Financial Officer           July 29, 1997
-----------------------
James D. Shelton

         *                       Chairman                          July 29, 1997
-----------------------
Allan C. Silber

         *                       Vice Chairman                     July 29, 1997
-----------------------
Morris A. Perlis

         *                       Director                          July 29, 1997
-----------------------
Albert Reichmann


         *                       Director                          July 29, 1997
-----------------------
John E. Zuccotti


        *                        Director                          July 29, 1997
-----------------------------
Gail Wilensky, Ph.D.

        *                        Director                          July 29, 1997
-----------------------------
Joseph F. Furlong, III

        *                        Director                          July 29, 1997
-----------------------------
John Haronian

        *                        Director                          July 29, 1997
-----------------------------
Edward Sonshine, Q.C.

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


     The Company periodically reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment existed as of December 31, 1996 or 1995.


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


Concentration of Credit Risk

     A significant portion of the Company's revenue and related receivables are reimbursable from two primary payors, Medicaid and Medicare. Collectively, Medicaid and Medicare accounted for 32% and 20% of accounts receivable reported on the consolidated balance sheets at December 31, 1996 and 1995, respectively.


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

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PRO FORMA FINANCIAL INFORMATION


     Unaudited pro forma combined results of operations of the Company for the year ended December 31, 1996, and the ten months ended December 31, 1995, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of March 1, 1995 (in thousands, except per share data).




                                             Year Ended         Ten Months Ended
                                          December 31, 1996     December 31, 1995
                                          -----------------     -----------------
                                                        (unaudited)
Net revenues                                  $222,504               $188,488

Gross profit                                    95,343                 81,875

Net income before extraordinary                 10,077                  3,795
item

Net income                                      10,077                  3,506

Primary and fully diluted, net
income per share                              $   0.28               $   0.11
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


     Based on the borrowing rates currently available to the Company, the fair value of long term debt, including the current portion but exclusive of capital lease obligations, as of December 31, 1996, is approximately $42,410,000.

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

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. RESTRUCTURING CHARGES

     In February 1995, the Company adopted a formal plan of restructuring in order to realign and consolidate businesses, concentrate resources, and better position itself to achieve its strategic growth objectives. The exit plan included the termination and sale of the medical/surgical supply operations of a wholly owned subsidiary, B.T. Smith, Inc., and the closing of the Company's long-term care pharmacy operation in Missouri, Choice Drug Systems of Missouri, Inc., on June 30, 1995.

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

     The Company recorded restructuring charges of $2,069,432 included in the operating expenses for the year ended February 28, 1995, which includes the write-down of accounts receivable, inventories and fixed assets to net realizable value and the accrual for the termination of leases, employee severance costs, and the estimated administrative costs of terminating operations. The restructuring charges include approximately $940,000 severance costs which were accrued and expensed related to the termination of 15 pharmacy employees and amounts due to former executives of the Company under severance agreements that expire in May 1997. Also included in the restructuring costs is $560,000 related to the termination of long-term leases with the remainder of the charges due to disposal of assets. During the ten months ended December 31, 1995, the Company recorded, as a change in estimate, an additional $100,000 accounts receivable for the medical/surgical supply operations. The restructuring plan was completed by December 31, 1995.

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

     The net sales and loss from continuing operations of the medical/surgical supply operations and the Missouri location are as follows:




                                          Ten Months
                                             Ended             Year Ended
                                       December 31, 1995    February 28, 1995
                                       -----------------    -----------------
Net Sales............................    $     854,018        $    3,983,533
                                         =============        ==============
Loss from continuing operations......    $    (157,218)       $   (2,406,438)
                                         =============        ==============

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In December 1995, the Company adopted a formal plan of restructuring in order to consolidate certain of its satellite locations. As a result of the exit plan, one pharmacy will be closed by June 1996. The Company recorded restructuring costs of $140,000 as an operating expense for the ten months ended December 31, 1995, which includes the write-down of fixed assets to net realizable value, the accrual for employee severance costs and the termination of leases. Approximately $60,000 of severance costs were accrued and expensed in relation to the termination of 20 pharmacy employees. At December 31, 1996, all severance costs have been paid. The Company completed this restructuring plan during 1996.

     During July 1996, in connection with the Symphony acquisition, the Company adopted a plan to restructure its long-term care pharmacy operations in Los Angeles by consolidating two of its existing facilities into a new, more centralized location. The Company has assumed liabilities, included in the acquisition cost allocation, of approximately $1,600,000 for costs to involuntarily terminate employees of Symphony and to close the pharmacy location. Included in these liabilities are approximately 330,000 of severance costs related to the termination of 79 employees, including pharmacists, technicians, IV nurses, drivers and others. The remaining costs relate to the termination of lease agreements. As of December 31, 1996, no severance payments have been made. Management anticipatees the completion of this plan by December 1997.

     During August 1996, the Company adopted a plan of restructuring to consolidate its Aston, Pennsylvania and Baltimore, Maryland long-term care pharmacies into one of its existing Mid-Atlantic pharmacies. The Company has recorded restructuring costs of $450,000 for the year ended December 31, 1996 which includes employee severance costs with the remainder of the costs for the termination of leases. No severance costs have been paid to the 48 pharmacy-related employees as of December 31, 1996. The Company plans to complete this restructuring by December 1997.

     Also, during September 1996, the Company adopted a formal plan of restructuring to close its Baltimore, Maryland corporate offices and correctional pharmacies. The corporate offices will be relocated to Irving, Texas and the correctional pharmacy will be relocated to another location in the Baltimore area. The Company has recorded restructuring costs of $2,375,000 for the year ended December 31, 1996, which primarily includes approximately $400,000 of employee severance costs and approximately $1,800,000 of lease termination costs with the remainder due to losses on asset impairments and disposals of assets. The restructuring plan includes the termination of 32 accounting and clerical personnel. The Company made severance payments related to the corporate office restructuring of approximately $107,000 during the year ended December 31, 1996 and anticipates the completion of the plan by September 1997.


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


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option-pricing model.



                                                      Ten Months
                                Year Ended               Ended
                             December 31, 1996     December 31, 1995
                             -----------------     -----------------
Risk-Free Interest Rate           5.00%                   5.00%
Expected Life                   5-10 years             5-10 years
Volatility                        62.9%                   73.9%



     A summary of option transactions during the year ended December 31, 1996, the ten months ended December 31, 1995 and the year ended February 28, 1995 follow:


                                           YEAR ENDED              TEN MONTHS ENDED                     YEAR ENDED
                                       DECEMBER 31, 1996           DECEMBER 31, 1996                FEBRUARY 28, 1998
                                  -------------------------   ----------------------------    ----------------------------
                                                WEIGHTED                       WEIGHTED                        WEIGHTED
                                                AVERAGE                        AVERAGE                         AVERAGE
                                   SHARES    EXERCISE PRICE      SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE
                                  ---------  --------------   ------------  --------------    ------------  --------------
Under option:
  Beginning of the
    Year/Period.................  1,564,000      $4.40           1,094,500      $3.73              918,500      $4.33
    Granted.....................  1,589,000       9.99             949,500       4.41              564,000       3.23
    Exercised...................   (122,166)      3.02            (355,000)      2.43              (34,000)      2.64
    Canceled....................     (1,666)      4.31            (125,000)      3.81             (354,000)      4.15
                                  ---------      -----           ---------      -----            ---------      -----
  End of Year/Period............  3,029,168      $7.39           1,564,000      $4.40            1,094,500      $3.73
                                  ---------      -----           ---------      -----            ---------      -----
Options exercisable -- Year-
  End/Period....................  1,828,149       6.02           1,389,000      $4.40            1,094,500      $3.73
                                  ---------      -----           ---------      -----            ---------      -----
Shares available for grant --
  Year-End/Period...............    856,250         --             693,750         --              568,250         --
                                  ---------      -----           ---------      -----            ---------      -----

Weighted average fair value
  of options granted............                 $6.85                          $3.56
                                                 -----                          -----

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


     SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended December 31, 1997, the Company will report basic EPS instead of primary EPS. The pro forma basic and diluted EPS would be as follows:



                                                                  Ten Months
                                              Year Ended             Ended
                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
Proforma earnings (loss) per common and
  common equivalent share:

Basic continuing operations                      $ 0.17              $(0.06)
  Discontinued operations                            --                0.05
  Extraordinary items                             (0.01)               0.03
                                                 ------              ------
    Net income                                   $ 0.16              $ 0.02
                                                 ======              ======

Diluted continuing operations                    $ 0.15              $(0.06)
  Discontinued operations                            --                0.05
  Extraordinary items                             (0.01)               0.03
                                                 ------              ------
    Net income                                   $ 0.14              $ 0.02
                                                 ======              ======


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