Form 10-Q
period 1997-06-30
CAPSTONE PHARMACY SERVICES INC
filed 1997-08-14
CIK 792932

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                         -------------    --------------

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

                                 Not applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                  -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                Outstanding at August 12, 1997
  ----------------------------                  ------------------------------
  Common Stock, $.01 Par Value                             34,017,466

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                                      INDEX


PART 1:    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements...............................  1

           Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.....  1

           Consolidated Statements of Income for the three months and six months ended
           June 30, 1997 and 1996 ...................................................  2

           Consolidated Statements of Changes in Stockholders' Equity for the six
           months ended June 30, 1997 ...............................................  3

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 1997 and 1996....................................................  4

           Notes to Unaudited Consolidated Financial Statements......................  5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................... 11


PART 2:    OTHER INFORMATION

Items 1.   Legal Proceedings......................................................... 15

Item 2.    Changes in Securities..................................................... 15

Item 3.    Defaults upon Senior Securities........................................... 15

Item 4.    Submission of Matters to a Vote of Security Holders....................... 15

Item 5.    Other Information......................................................... 15

Item 6     Exhibits and Reports on Form 8-K.......................................... 15

SIGNATURES........................................................................... 16

EXHIBIT INDEX........................................................................ 17



PART 1:  FINANCIAL STATEMENTS

ITEM 1:  FINANCIAL STATEMENTS


                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                             -------------       -------------
                                                                              (Unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $  10,365,642       $   9,407,354
    Accounts receivable, net of allowance for doubtful accounts of
        $6,864,000 as of June 30, 1997, and $5,778,000, as of
        December 31, 1996, respectively                                         69,173,641          50,503,619
    Inventories                                                                 20,284,610          13,541,511
    Prepaid expenses and other current assets                                    3,858,434           1,523,194
    Deferred tax benefit                                                         3,085,273           5,408,381
                                                                             -------------       -------------
           Total Current Assets                                                106,767,600          80,384,059
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                       12,369,834          10,468,963
OTHER ASSETS                                                                     2,185,318           1,369,982
GOODWILL, net of accumulated amortization of $7,636,000 as of
    June 30, 1997, and $4,074,000 as of December 31, 1996, respectively        240,120,502         178,778,162
                                                                             -------------       -------------
           Total Assets                                                      $ 361,443,254       $ 271,001,116
                                                                             =============       =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    $  17,870,892       $  18,337,485
    Current portion of long-term debt                                            2,577,263           3,557,199
    Current portion of non-compete agreements                                      200,000             200,000
    Accrued restructuring charges                                                1,793,341           2,107,846
                                                                             -------------       -------------
           Total Current Liabilities                                            22,441,496          24,202,530
NON-COMPETE AGREEMENTS, net of current portion                                     200,000             200,000
LONG-TERM DEBT, net of current portion                                          96,717,927          39,165,739
RESTRUCTURING CHARGES, net of current portion                                    2,533,804           2,687,068
                                                                             -------------       -------------
           Total Liabilities                                                   121,893,227          66,255,337
                                                                             -------------       -------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized at
        June 30, 1997 and December 31, 1996; 34,020,825 shares issued and 33,682,363 outstanding as of June 30, 1997, and 31,134,221 shares issued and 30,795,759 outstanding as of
        December 31, 1996                                                          336,823             307,957
    Capital in excess of par                                                   244,320,079         213,593,829
    Accumulated deficit                                                         (5,106,875)         (9,155,957)
                                                                             -------------       -------------
           Total Stockholders' Equity                                          239,550,027         204,745,829
                                                                             -------------       -------------
           Total Liabilities and Stockholders' Equity                        $ 361,443,254       $ 271,001,166
                                                                             =============       =============



             The accompanying notes are an integral part of these
                         consolidated balance sheets.

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES



                       CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                       THREE MONTHS ENDED JUNE, 30               SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------          ------------------------------
                                                         1997               1996                  1997              1996
                                                      ----------        ------------          -------------     ------------
NET SALES                                             77,462,019          24,119,216          $ 146,485,577     $ 46,147,081

COST OF SALES                                         43,261,353          15,270,022             81,951,692       28,845,588
                                                     -----------        ------------          -------------     ------------

          Gross profit                                34,200,666           8,849,194             64,533,885       17,301,493
                                                     -----------        ------------          -------------     ------------

OPERATING EXPENSES:

    Selling, general and administrative expenses      24,831,013           7,175,704             47,753,781       14,452,997

    Depreciation and amortization                      2,559,731             592,648              4,916,966        1,161,705

    Costs relating to pharmacy closure                         0             246,446                   --            246,446

    Merger related costs                               1,659,017                   0              1,659,017             --
                                                     -----------        ------------          -------------     ------------

          Total operating expenses                    29,049,761           8,014,798             54,329,764       15,861,148
                                                     -----------        ------------          -------------     ------------

          Income from operations                       5,150,905             834,396             10,204,121        1,440,345
                                                     -----------        ------------          -------------     ------------

NONOPERATING EXPENSE (INCOME):

    Interest expense, net                              1,718,275             421,427              2,961,430          684,615

    Other income, net                                    (67,319)            (48,704)              (155,115)         (95,232)
                                                     -----------        ------------          -------------     ------------

          Total nonoperating expense (income), net     1,650,956             372,723              2,806,315          589,383
                                                     -----------        ------------          -------------     ------------

          Net income before income tax provision       3,499,949             461,673              7,397,806          850,962

INCOME TAX PROVISION                                   1,907,442             (30,962)             3,348,724           72,038
                                                     -----------        ------------          -------------     ------------

       Net income                                      1,592,507             492,635          $   4,049,082     $    778,924
                                                     ===========        ============          =============     ============


EARNINGS PER SHARE:

    Primary                                          $      0.04        $       0.03          $        0.11     $       0.04
                                                     ===========        ============          =============     ============

    Fully diluted                                    $      0.04        $       0.03          $        0.11     $       0.04
                                                     ===========        ============          =============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:

    Primary                                           36,148,479        $ 18,302,678             36,416,198       17,441,663
                                                     ===========        ============          =============     ============

    Fully diluted                                     36,688,219        $ 18,795,230             36,801,956       18,264,102
                                                     ===========        ============          =============     ============












  The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES



          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                              Common Stock                Capital
                                    -------------------------------      in Excess       Accumulated
                                         Shares           Amount           of Par           Deficit            Total
                                    --------------   --------------   ---------------  ---------------   ---------------
BALANCE, December 31,
    1996                                30,795,759   $      307,957   $   213,593,829       (9,155,957)  $   204,745,829
    Common stock issued in
       connection with the
       exercise of stock
       options                             177,800            1,778           753,338               -            755,116
    Common stock issued in
       connection with
       acquisitions                      2,708,804           27,088        29,972,912               -         30,000,000
    Net income for the six
       months ended
       June 30, 1997                            -                -                 -         4,049,082         4,049,082
                                    --------------   --------------   ---------------  ---------------   ---------------

BALANCE, June 30, 1997                  33,682,363   $      336,823   $   244,320,079  $    (5,106,875)  $   239,550,027
                                    ==============   ==============   ===============  ===============   ===============





  The accompanying notes are an integral part of these consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                       1997             1996
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  4,049,082     $    778,924
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities-
       Depreciation and amortization                                  4,916,966        1,161,705
       Change in assets and liabilities, net of effects from
          acquisition/disposal of businesses:
          Increase in accounts receivable                           (12,731,681)      (1,761,710)
          Increase in inventories                                    (3,046,776)        (661,815)
          Decrease (increase) in prepaid expenses and other
            current assets                                           (2,066,787)         106,245
          Decrease in deferred tax benefit                            2,323,108             --
          Increase in other assets                                     (815,336)        (132,424)
          Decrease in accounts payable and accrued expenses          (8,620,774)      (3,613,274)
          Decrease in accrued restructuring charges                    (467,769)        (369,616)
                                                                   ------------     ------------

              Net cash flows from operating activities              (16,459,967)      (4,491,965)
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                 (1,873,683)        (699,794)
    Acquisitions, net of cash acquired                              (36,509,538)     (17,427,618)
    Repayments of notes receivable                                         --             52,555
                                                                   ------------     ------------

              Net cash flows from investing activities              (38,383,221)     (18,074,857)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from commercial bank borrowings                     56,500,000       15,483,000
    Repayment of subsidiary pre-acquisition indebtedness                   --         (1,800,000)
    Proceeds from exercise of stock options                             755,116          261,113
    Proceeds from issuance of common stock                                 --          8,382,259
    Repayment of other long-term debt, net                           (1,412,437)        (968,748)
    Principal payments of capital lease obligations                     (41,203)        (162,555)
                                                                   ------------     ------------

              Net cash flows from financing activities               55,801,476       21,195,069
                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                         958,288       (1,371,753)

CASH AND CASH EQUIVALENTS, beginning of period                        9,407,354        2,763,416
                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                           $ 10,365,642     $  1,391,663
                                                                   ============     ============

SUPPLEMENTAL DISCLOSURE:
    Cash paid for:

       Interest                                                    $  1,461,106     $    325,497
                                                                   ============     ============

       Taxes                                                       $  1,428,275     $     96,079
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

2.    EARNINGS PER SHARE:

Earnings per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding for the six months ended June 30, 1997 and 1996. The amount of common stock equivalents outstanding was computed using the treasury stock method.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ending December 31, 1997, the pro forma EPS that would have been reported for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                     Three Months Ended June 30,             Six Months Ended June 30,
                                     ---------------------------             -------------------------
                                       1997              1996                   1997            1996
                                     --------          ---------             ---------       ---------
Pro forma earnings per share:

Basic                                $  0.06           $   0.03              $   0.12        $  0.05
                                     =======           ========              ========        =======
Diluted                              $  0.04           $   0.03              $   0.11        $  0.04
                                     =======           ========              ========        =======

3.    BASIS OF PRESENTATION:

The interim condensed consolidated financial statements of the Company for the six months ended June 30, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the results of its operations for the three and six month periods ended
June 30, 1997 and cash flows for the six months ended June 30, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year dated December 31, 1996. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

4.    ACQUISITIONS:

Acquisitions During the Year Ended December 31, 1996

In January 1996, the Company purchased Geri-Care Systems, Inc. and Scripts & Things, Inc. ("Geri-Care"), which provides institutional pharmacy services to long-term care facilities in the New York metropolitan area. The purchase price was approximately $6,000,000, payable $1,320,000 in cash and promissory notes, with the remainder representing 669,230 shares of the Company's common stock held in escrow as a contingent incentive payment for certain new business to be generated through 1998 by the selling shareholders of Geri-Care. Total goodwill at the date of acquisition was $6,259,000.

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

In October 1996, the Company acquired the institutional pharmacy business of Happy Harry's, Inc., a Delaware-based retail drug store operator. The total purchase price was $3,695,000. Total goodwill at the date of acquisition was $2,407,000.

In December 1996, the Company purchased Institutional Pharmacy, Inc., which provides institutional pharmacy services to long-term care facilities in the state of Tennessee. The total purchase price was $4,839,000. Total goodwill at the date of acquisition was $4,068,000.

Acquisitions During the Six Months Ended June 30, 1997

In January 1997, the Company entered into asset purchase agreements with Clinical Care-SNF, Inc., Portaro Pharmacies, Inc. and Alger Health Services. These three acquisitions expand the Company's presence in the state of California and represent institutional revenues of approximately $15,000,000, $15,000,000 and $8,500,000, respectively. The purchase price for Clinical Care-SNF, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Portaro Pharmacies, Inc. was $20,000,000, payable $5,000,000 in cash and the remainder representing 1,354,402 shares of the Company's common stock. The purchase price for Alger Health Services was $4,200,000. Total goodwill at the date of acquisition for these acquisitions amounted to $50,162,000.

In March 1997, the Company acquired Pennsylvania Prescriptions, Inc., a Harrisburg, Pennsylvania, institutional and retail pharmacy doing business as Emerald Drugs. The purchase price was $6,200,000 and includes an earn-out provision based upon future adjusted earnings of the Company after certain conditions are met. Payments upon the satisfaction of the earn-out provision will be recorded as an adjustment to goodwill. Total goodwill at the date of acquisition was $4,123,000.

In March 1997, the Company acquired Pharmacare, Inc., a Virginia-based provider of institutional pharmacy services. The purchase price was approximately $8,500,000. Total goodwill at the date of acquisition was $7,826,000.

Effective March 1997, the Company acquired Macromed, a New York-based provider of Medicare Part B services. The total purchase price was approximately $2,800,000. Total goodwill at the date of acquisition approximated $2,900,000.

In April 1997, the Company acquired Willowood Service, Inc., a
Massachusetts-based provider of institutional pharmacy services. The total purchase price was $2,880,000. Total goodwill at the date of acquisition was $2,913,000.

In May 1997, the Company acquired Care Health Systems, Inc., a
Pennsylvania-based provider of institutional pharmacy services doing business as Care Apothecary. The purchase price was $2,200,000. Total goodwill at the date of acquisition was $1,862,000.

These acquisitions have been accounted for using the purchase method of accounting, with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. Goodwill, represent the excess of acquisition cost over the fair value of the net assets acquired, is amortized over 40 years.

5.    ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisitions discussed in Note 4 occurred on January 1, 1996, management estimates that the unaudited pro forma results of operations for the six months ended June 30, 1997 and 1996 ($000 omitted, except for per share data) would have been:

                                                                  1997              1996
                                                               -----------       ----------
        NET SALES                                              $   152,104       $  142,159
                                                               -----------       ----------
        COST OF SALES                                               85,463           80,520
                                                               -----------       ----------
                  Gross profit                                      66,641           61,639
                                                               -----------       ----------
        OPERATING EXPENSES                                          56,088           53,866
                                                               -----------       ----------
        NON-OPERATING EXPENSES, net                                  3,162            3,481
                                                               -----------       ----------
                  Income before income tax provision                 7,391            4,292
                                                               -----------       ----------
        INCOME TAX PROVISION                                         3,378            1,785
                                                               -----------       ----------
                  Net income                                   $     4,013       $    2,507
                                                               -----------       ----------

            Income per share                                   $      0.11       $     0.07
                                                               ===========       ==========

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

6.    MERGER WITH PHARMACY CORPORATION OF AMERICA:

During April 1997, the Company announced a proposed merger with the pharmacy unit of Beverly Enterprises, Inc. ("Beverly"), Pharmacy Corporation of America ("PCA"). In Conjunction with the transaction, Beverly will transfer all non-PCA assets and liabilities into a new corporation. The Company will issue approximately 50,000,000 shares to existing Beverly stockholders and assume $275,000,000 in debt. Additionally, the merger will be accounted for under the purchase method of accounting and will be treated as a reverse merger/acquisiton of the Company by Beverly. Under this method of accounting, Beverly will be treated as the acquiring entity and the assets and liabilities of the Company will be adjusted to their fair values in accordance with the purchase method of accounting. Additionally, all costs the Company incurs related to this merger will be expensed as incurred. These costs are estimated to total approximately $10,000,000. The amounts reflected in statements of income represent adviser fees, accounting and legal fees and other direct costs incurred. Related to the Merger, the Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission.

7.    CREDIT FACILITY:

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

Scheduled reductions of the $125,000,000 maximum balance allowed under the Revolving Credit Facility on December 1 of each year are as follows:

       1997                                              $      -
       1998                                                10,000,000
       1999                                                35,000,000
       2000                                                40,000,000
       2001                                                40,000,000
                                                         ------------
                                                         $125,000,000
                                                         ============

The Revolving Credit Facility is secured by substantially all assets of the Company and stipulates certain covenants applicable to capital expenditures, cash consideration on acquisitions and sale of assets, as well as minimum financial ratios. As of March 31, 1997, the Company is in compliance with all debt covenants.

8.    PRIVATE PLACEMENT:

On April 18, 1996, the Company completed a private placement of its common stock. This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this offering were approximately $8,382,000, net of related expenses including placement commissions. There were no warrants issued in connection with this private placement.

9.    MAJOR VENDOR:

The Company utilizes a primary supplier arrangement for its purchases of pharmaceuticals. In light of the financial and operating significance of purchases, the Company routinely monitors the performance of its primary supplier and negotiates settlements and future service levels based thereon. Anticipated settlement amounts are recorded based upon management's estimates. The Company changed its primary supplier in December 1996 and 1995. There were no settlements paid and no significant commitments entered into for both periods as a result of changes in vendors. Changes in future service levels negotiated include, among others, method of delivery, frequency of orders and bar coding ability, and are non-financial in nature.

10.   SUBSEQUENT EVENTS:

During August 1997, the Company signed a definitive Purchase Agreement to acquire the assets of Med-Tec Pharmaceutical Services, Inc., a provider of institutional pharmacy services in the Philadelphia, Pennsylvania, area. Med-Tec has annualized revenues of approximately $13 million and services over 4,200 beds in long-term care facilities. The transaction is expected to close following certain regulatory approvals.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Capstone is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides its long-term care clients with comprehensive institutional pharmacy services that include (i) the purchasing, repackaging and dispensing of pharmaceuticals, (ii) infusion therapy and Medicare Part B services, which are comprised of enteral nutrition and urologic supplies, and (iii) pharmacy consulting services, all of which are supported by computerized recordkeeping and third-party billing services. The Company serves its long-term care clients primarily through regional pharmacies, many of which are open 24 hours, seven days a week. In the correctional business, the Company provides pharmaceuticals primarily under capitated contracts at correctional institutions that have privatized inmate health care services.

Health care providers are continuing to be challenged to reduce costs while maintaining the quality of patient care. Mananagement believes that these factors will result in the continuing consolidation of institutional pharmacy providers during the next few years. In addition, Capstone believes that its strategy of creating larger regional pharmacies in metropolitan areas will allow it to reduce the costs of providing services to the residents it serves. Capstone is also developing as formulary and various other clinical programs which it believes will enhance the quality of patient care while reducing the costs of providing this care. Several states have enacted or proposed legislation regarding drug formularies that is intended to prevent "closed formularies" from prohibiting prescription of certain drugs or certain classes of drugs. Capstone's formulary is not a closed formulary but is a preferred guide to drug utilization. Capstone's formulary program gives a physician recommended guidance but sets no restrictions on drug utilization. Therefore, pending and enacted legislation affecting closed formularies is not anticipated to have a material effect on Capstone's program.

The acquisition of institutional pharmacy companies has resulted in a significant change in the Company's financial profile. Between January 1, 1996 and June 30, 1997, the Company completed a total of 14 such acquisitions. Seven of these acquisitions were completed during the six months ended June 30, 1997. On a pro forma basis for all acquisitions, and excluding merger related costs of $1.7 million, the Company's net sales and income before taxes for the period ended June 30, 1997, were $152,104,000 and $7,391,000, respectively, compared to pro forma net sales and income before taxes of $142,159,000 and $4,292,000, respectively, for the period ended June 30, 1996. All of these acquisitions have been accounted for using the purchase method of accounting and, as a result, the Company will incur significant future amortization expense associated with goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales increased to $77,462,000 in the 1997 period from $24,119,000 in the 1996 period, an increase of $53,343,000 or 221%. Of this increase, approximately $51 million is attributable to the operations of the 12 acquisitions completed between March 31, 1996 and June 30, 1997. Additionally ancillary service revenues increased to 13% of total revenues from an immaterial amount in the 1996 period. The Company did not experience any material change in reimbursement levels in the 1997 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $43,261,000 in the 1997 period from $15,270,000 in the 1996 period, an increase of $27,991,000 or 183%. As a percentage of net sales, cost of sales decreased to 55.8% in the 1997 period from 63.3% in the 1996 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume. In addition, the Company entered into new prime vendor and group purchasing organization agreements during the fouth quarter 1996. These agreements resulted in a reduction in cost of goods in the 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $24,831,000 in the 1997 period from $7,176,000 in the 1996 period, an increase of $17,655,000 or 246%. This increase in expenses was due to acquisitions closed subsequent to the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 32.1% in the 1997 period, compared to 29.8% in the 1996 period. Management believes that selling, general and administrative expenses as a percentage of net revenues in future periods will decline as operational synergies and the benefits of restructuring plans are realized.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,560,000 in the 1997 period from $593,000 in the 1996 period, an increase of $1,967,000 or 332%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

MERGER AND RELATED COST. These costs include all direct costs the Company has incurred in relation to the merger with PCA. These costs are primarily advisor, legal and accounting fees. The Company will incur additional costs until the merger is complete. Management has estimated the total cost to be approximately $10 million and anticipates the transaction will be finalized during the fourth quarter 1997.

NONOPERATING EXPENSE. Nonoperating expenses include interest and other nonoperating items. Nonoperating expenses increased to $1,651,000 in the 1997 period from $373,000 in the 1996 period, an increase of $1,278,000. The increase is primarily due to bank borrowings related to acquisitions.

INCOME TAXES. Income taxes in the 1997 period are recorded at an estimated efffective rate of 37%. The 1996 period reflects the benefit of net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales increased to $146,486,000 in the 1997 period from $46,147,000 in the 1996 period, an increase of $100,339,000 or 217%. Of this increase, approximately $98.6 million is attributable to the operations of the 12 acquisitions completed between March 31, 1996 and June 30, 1997. Additionally ancillary service revenues increased to 13% of total revenues from an immaterial amount in the 1996 period. The Company did not experience any material change in reimbursement levels in the 1997 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $81,952,000 in the 1997 period from $28,846,000 in the 1996 period, an increase of $53,106,000 or 184%. As a percentage of net sales, cost of sales decreased to 55.9% in the 1997 period from 62.5% in the 1996 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume. In addition, the Company entered into new prime vendor and group purchasing organization agreements during the fouth quarter 1996. These agreements resulted in a reduction in cost of goods in the 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $47,754,000 in the 1997 period from $14,453,000 in the 1996 period, an increase of $33,301,000 or 230%. This increase in expenses was due to acquisitions closed subsequent to the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 32.5% in the 1997 period, compared to 31.3% in the 1996 period. Management believes that selling, general and administrative expenses as a percentage of net revenues in future periods will decline as operational synergies and the benefits of restructuring plans are realized.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $4,917,000 in the 1997 period from $1,162,000 in the 1996 period, an increase of $3,755,000 or 323%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

MERGER AND RELATED COST. These costs include all direct costs the Company has incurred in relation to the merger with PCA. These costs are primarily advisor, legal and accounting fees. The Company will incur additional costs until the merger is complete. Management has estimated the total cost to be approximately $10 million and anticipates the transaction will be finalized during the fourth quarter 1997.

NONOPERATING EXPENSE. Nonoperating expenses include interest and other nonoperating items. Nonoperating expenses increased to $2,806,000 in the 1997 period from $589,000 in the 1996 period, an increase of $2,217,000. The increase is primarily due to bank borrowings related to acquisitions.

INCOME TAXES. Income taxes in the 1997 and 1996 periods are recorded at effective rates of 37% and 8%, respectively. The increase in the effective tax rates is due to the full realization of federal net operating loss carryforwards during the fourth quarter of 1996.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

SIX MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies. The Company anticipates that its future capital requirements primarily will be needed to finance the acquisition of institutional pharmacy operations.

The Company's net cash flows from operating activities were $(16,460,000) and $(4,492,000), respectively, for the six months ended June 30, 1997 and 1996. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash from operating activities was impacted by a $8,621,000 decrease in accounts payable and a $15,778,000 increase in inventories and accounts receivable in the six months ended June 30, 1997, and by a $1,762,000 increase in accounts receivable and a $3,613,000 decrease in accounts payable and accrued expenses for the six months ended June 30, 1996.

The Company's net cash flows used in investing activities were $(38,383,000) and $(18,075,000) for the six months ended June 30, 1997 and 1996, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during the 1997 period.

Net cash flows from financing activities were approximately $55,801,000 and $21,195,000 for the six months ended June 30, 1997 and 1996, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisition and working capital requirements.

In April 1996, Capstone completed a private placement of its common stock.
This offering consisted of 1,035,000 shares at a price of $8.50 per share. The net proceeds of this private placement were $8,400,000, net of related costs. The proceeds from this private placement were used to fund acquisitions and provide general working capital for Capstone.

Capstone's current ratio at June 30, 1997 was 4.76:1. The net cash deficit from operations of $16.5 million for the six months ended June 30, 1997 was primarily attributable to the timing of collections and disbursements during this period. Capstone believes its liquidity and capital resources are adequate to meet operating needs.

In December 1996, Capstone entered into a revolving $125 million credit facility (the "Credit Facility") with a syndicate of banks for which Bankers Trust Company acts as agent. Approximately $32 million of the Credit Facility was used to retire amounts outstanding under Capstone's prior credit facility. Borrowings under the agreement are secured by substantially all of the assets of Capstone. The Credit Facility bears interest, at the option of Capstone, at
(a) Bankers Trust Company's prime rate plus an applicable margin based on Capstone's leverge ratio, or (b) the prevailing Eurodollar rate quoted by Bankers Trust Company, plus an applicable margin based upon Capstone's leverage ratio. Availability under the Credit Facility is subject to Capstone's leverage ratio and other provisions and covenants, all as defined by the underlying agreement. As of August 13, 1997, Capstone had outstanding borrowings of approximately $95 million under the Credit Facility.

Capstone anticipates it will receive approximately $22.5 million from the exercise of outstanding warrants that will expire during the next twelve months. The proceeds will be available to fund future working capital and acquisition needs.

Capstone believes the Credit Facility is sufficient to fund its current working capital needs prior to the Merger. Capstone intends to negotiate a $550 million credit facility to close simultaneously with the Merger. The new credit facility will be used, in part, to repay amounts outstanding under the Credit Facility and debt incurred by PCA to repay the assumed Pharmacy Indebtness, and to pay fees and expenses related to the Transactions. In order to implement its growth strategy, Capstone will require substantial capital resources and will need to incur, from time to time, additional bank indebtedness. After repayment of the Assumed Pharmacy Indebtedness, this additional bank indebtedness will be used primarily to fund Capstone's future acquisitions of institutional pharmacy operations. In the event the Merger is not consummated or the funding requirements in connection with the potential future acquisitions subsequent to the Merger exceeds the funds available pursuant to the anticipated new credit facility. Capstone also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to Capstone, if at all.

PART 2:    OTHER INFORMATION

Items 1.   Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           Not Applicable.

Item 3.    Defaults upon Senior Securities

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

         On June 27, 1997, the Company held its 1997 Annual Meeting of Stockholders for the purpose of electing 9 directors, amending the Company's 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and Directors ("Key Personnel Plan") to increase the number of shares available for grant thereunder to 4,000,000 and amending the Company's 1995 Nonqualified Stock Option Plan for Directors ("Director Plan") to increase the number of shares available for grant thereunder to 400,000.

ELECTION OF DIRECTORS

             R. Dirk          Joseph F.        John             Morris           Albert
             Allison          Furlong, III     Haronian         A. Perlis        Reichmann
             -------          ------------     --------         ---------        ---------
For          31,392,419       31,392,419       31,337,419       31,352,019       31,390,839

Against           --               --               --               --               --

Withheld          --               --               --               --               --

Abstentions     321,747          321,747          376,747          362,147          323,327

Non-          2,291,100        2,291,100        2,291,100        2,291,100        2,291,100
Voting (1)

Eligible     34,005,266       34,005,266       34,005,266       34,005,266       34,005,266
Shares

             Allan C.         Edward           Gail             John E.
             Silber           Sonshine, Q.C.   Wilensky, Ph.D.  Zuccotti
             ---------        --------------   ---------------  --------
For          31,352,019       31,392,019       31,390,839       31,392,419

Against           --               --               --               --

Withheld          --               --               --               --

Abstentions     362,147          322,147          323,327          321,747

Non-Voting    2,291,100        2,291,100        2,291,100        2,291,100
(1)

Eligible     34,005,266       34,005,266       34,005,266       34,005,266
Shares

KEY PERSONNEL PLAN

For:                22,012,378

Against:             5,936,112

Withheld:                  --

Abstentions:            25,859

Non-Voting           6,030,917
(1)

Eligible            34,005,266
Shares

DIRECTOR PLAN

For:                26,199,547

Against:             1,802,889

Withheld:                  --

Abstentions:            22,294

Non-Voting (1)       5,980,536

Eligible            34,005,266
Shares

(1) Includes broker non-votes.



Item 5.    Other Information

           Not Applicable.

Item 6     Exhibits and Reports on Form 8-K

           a)   The exhibits filed as a part of this Report are listed in the
                Exhibit Index immediately following the signature page.

           b)   Reports on Form 8-K filed in the second three months of 1997.

                Date Filed                     Report Name
                ----------     -------------------------------------------------
                 06/16/97      Current Report on Form 8-K dated January 2, 1997

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPSTONE PHARMACY SERVICES, INC.


Dated:  August 14, 1997                    By: /s/ James D. Shelton
                                           -------------------------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit
   Number                              Description
   -------     -------------------------------------------------------------

     2 Agreement and Plan of Merger between the Company and Beverly Enterprises, Inc., dated April 15, 1997 (incorporated by reference to Annex B the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 (Reg. No. 333-28517).

     3.1 Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for period ending August 30, 1995).

     3.2 Certificate of Ownership and Merger Merging Choice Mergeco, Inc. into Choice Drug Systems, Inc. (incorporated by reference to
               Exhibit 3.2 to the Company's Form 10-Q for period ending August 30, 1995).

     3.3 Certificate of Amendment (incorporated by reference to Exhibit A to the Company's Proxy Statement for Special Meeting of Stockholders on August 15, 1996).

     3.4       Bylaws of Choice Drug Systems, Inc. (incorporated by reference to
               Exhibit 3.3 to the Company's Form 10-Q for period ending August 30, 1995).

     4.1 Form of Series B Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-03643).

     4.2 Form of Series B Warrant Agreement, dated as of August 7, 1996, between the Company and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-03643)).

     4.4 Form of Warrant ($4.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1995).

     4.5 Form of Warrant ($5.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for fiscal year ended February 29,
               1995).

     4.6 Stock Purchase Agreement, dated December 16, 1994, between the Company and Counsel Corporation (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1995).

     4.7 Warrant to Purchase Shares of Common Stock, dated December 16, 1994, for the purchase of 800,000 shares (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1995).

     4.8 Warrant to Purchase Shares of Common Stock, dated December 16, 1994, for the purchase of 1,000,000 shares (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1995).

     4.9 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares. (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.10 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares. (incorporated by reference to, Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.11 Form of ACA Investors Warrant ($12.00) for purchase of Common Stock. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     10.1 Agreement and Plan of Distribution by and among Beverly Enterprises, Inc., New Beverly Holdings, Inc. and the Company, dated April 15, 1997 (incorporated by reference to Annex C of the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 (Reg. No. 333-28517).

     11        Statement re computation of per share earnings

     27        Financial Data Schedule