Form 10-Q
period 1997-09-30
CAPSTONE PHARMACY SERVICES INC
filed 1997-11-14
CIK 792932

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                           Outstanding at November 4, 1997
           -----                           -------------------------------
Common Stock, $.01 Par Value                           35,246,643

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART 1:    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements.......................................................F-1

           Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996........................F-1

           Consolidated Statements of Income for the nine months ended
           September 30, 1997 and 1996.......................................................................F-2

           Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 1997 and 1996.................................................................F-3

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1996.......................................................................F-4

           Notes to Unaudited Consolidated Financial Statements..............................................F-5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............F-11


PART 2:    OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

INDEX OF EXHIBITS

               CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)


                                                                                September 30,
                                                                                    1997          December 31,
                                                                                 (Unaudited)         1996
                                                                                 -----------      ------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  15,340      $   9,407
    Accounts receivable, net of allowance for doubtful accounts of
        $6,960 as of September 30, 1997, and $5,778 as of
        December 31, 1996, respectively                                                73,811         50,504
    Inventories                                                                        23,272         13,542
    Prepaid expenses and other current assets                                           3,701          1,523
    Deferred tax asset                                                                    831          5,408
                                                                                    ---------      ---------
           Total Current Assets                                                       116,955         80,384
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                              13,200         10,469
OTHER ASSETS                                                                            1,432          1,370
GOODWILL, net of accumulated amortization of $8,723 as of
    September 30, 1997, and $4,074 as of December 31, 1996,
    respectively                                                                      256,419        178,778
                                                                                    ---------      ---------
           Total Assets                                                             $ 388,006      $ 271,001
                                                                                    =========      =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $  20,081      $  18,337
    Current portion of long-term debt                                                   2,288          3,557
    Current portion of non-compete agreements                                             200            200
    Accrued restructuring charges                                                       1,482          2,108
                                                                                    ---------      ---------
           Total Current Liabilities                                                   24,051         24,202
NON-COMPETE AGREEMENTS, net of current portion                                            150            200
LONG-TERM DEBT, net of current portion                                                111,339         39,166
RESTRUCTURING CHARGES, net of current portion                                           2,509          2,687
                                                                                    ---------      ---------
           Total Liabilities                                                          138,049         66,255
                                                                                    ---------      ---------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000 shares authorized at September 30,
    1997, and December 31, 1996; 34,983 shares issued and 34,644 outstanding as of September 30, 1997, and 31,135 shares issued and 30,796
    outstanding as of December 31, 1996                                                   347            308
    Capital in excess of par                                                          252,618        213,594
    Accumulated deficit                                                                (3,008)        (9,156)
                                                                                    ---------      ---------
           Total Stockholders' Equity                                                 249,957        204,746
                                                                                    ---------      ---------
           Total Liabilities and Stockholders' Equity                               $ 388,006      $ 271,001
                                                                                    =========      =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (in thousands)
                                  (unaudited)


                                                     Three Months              Nine Months
                                                  Ended September 30,      Ended September 30,
                                                 --------------------     --------------------
                                                   1997        1996         1997        1996
                                                 --------    --------     --------    --------

NET SALES                                        $ 81,563    $ 44,015     $228,048    $ 90,162

COST OF SALES                                      45,403      25,524      127,355      54,370
                                                 --------    --------     --------    --------

          Gross profit                             36,160      18,491      100,693      35,792
                                                 --------    --------     --------    --------

OPERATING EXPENSES:

    Selling, general and administrative
     expenses                                      25,725      14,790       73,481      29,243

    Depreciation and amortization                   2,630       1,489        7,547       2,651

    Costs relating to pharmacy closure                 --          --           --         246

    Restructuring charges                              --       2,825           --       2,825

    Merger related costs                            1,866          --        3,525          --
                                                 --------    --------     --------    --------

          Total operating expenses                 30,221      19,104       84,553      34,965
                                                 --------    --------     --------    --------

          Operating income (loss)                   5,939        (613)      16,140         827
                                                 --------    --------     --------    --------

NONOPERATING EXPENSE:

    Interest expense, net                           1,771         357        4,577         947

    Acquisition financing fees and expenses            --       4,574           --       4,574
                                                 --------    --------     --------    --------

       Total nonoperating expense                   1,771       4,931        4,577       5,521
                                                 --------    --------     --------    --------

          Net income (loss) before income
                tax provision                       4,168      (5,544)      11,563      (4,694)

INCOME TAX PROVISION                                2,066      (2,209)       5,415      (2,137)
                                                 --------    --------     --------    --------

       Net income (loss)                         $  2,102    $ (3,335)    $  6,148    $ (2,557)
                                                 ========    ========     ========    ========


EARNINGS (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE:

    Primary                                      $    .06    $  (0.17)    $    .17    $  (0.16)
                                                 ========    ========     ========    ========

    Fully diluted                                $    .06    $  (0.17)    $    .17    $  (0.16)
                                                 ========    ========     ========    ========

Weighted average number of common and common equivalent shares outstanding:

    Primary                                        36,845      19,397       36,576      16,298
                                                 ========    ========     ========    ========

    Fully diluted                                  37,305      19,397       37,055      16,298
                                                 ========    ========     ========    ========


  The accompanying notes are an integral part of these consolidated statements

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (in thousands)
                                  (unaudited)




                                                    Common Stock
                                                ----------------------     Capital in    Accumulated
                                                 Shares        Amount     Excess of Par    Deficit
                                                --------      --------    -------------    --------


BALANCE, December 31, 1996                        30,796      $    308      $213,594      $ (9,156)
    Common stock issued in connection with
       the exercise of stock options                 503             6         2,698            --
    Common stock issued in connection with
       acquisitions                                2,709            27        29,973            --
    Common stock issued in connection with
       the redemption of Series B warrants           636             6         6,353            --
    Net income for the nine months ended
       September 30, 1997                             --            --            --         6,148
                                                --------      --------      --------      --------
BALANCE, September 30, 1997                       34,644      $    347      $252,618      $ (3,008)
                                                ========      ========      ========      ========





              The accompanying notes are an integral part of these
                            consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (in thousands)
                                  (unaudited)


                                                                        1997            1996
                                                                     ---------       ---------

Cash flows from operating activities:
    Net income (loss)                                                $   6,148       $  (2,557)
    Adjustments to reconcile net income (loss) to net cash flows from operating activities-
       Depreciation and amortization                                     7,547           2,651
       Change in assets and liabilities, net of effects from
          Acquisition/disposal of businesses:
          Increase in accounts receivable                              (14,133)         (6,480)
          Increase in inventories                                       (5,101)           (650)
          Increase in prepaid expenses and other current assets         (1,887)           (319)
          Increase/decrease in deferred tax asset                        4,577          (1,812)
          Increase/decrease in other assets                                (52)            432
          Decrease in accounts payable and accrued expenses            (13,537)         (3,612)
          Increase/decrease in accrued restructuring charges              (804)          2,271
                                                                     ---------       ---------
              Net cash flows from operating activities                 (17,242)        (10,076)
                                                                     ---------       ---------

Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                    (3,663)         (1,339)
    Acquisitions, net of cash acquired                                 (51,553)       (150,737)
    Repayments advances to affiliates                                       --           2,243
                                                                     ---------       ---------
              Net cash flows from investing activities                 (55,216)       (149,833)
                                                                     ---------       ---------

Cash flows from financing activities:
    Net proceeds from commercial bank borrowings                        71,500          27,355
    Net proceeds from acquisition financing                                 --         100,000
    Net repayments from acquisition financing                               --        (100,000)
    Repayment of subsidiary pre-acquisition indebtedness                    --          (1,800)
    Proceeds from exercise of stock options                              2,704              --
    Proceeds from issuance of common stock                               6,359         144,929
    Repayment of long-term debt and other long-term
       obligations, net                                                 (2,172)         (1,206)
                                                                     ---------       ---------

              Net cash flows from financing activities                  78,391         169,278
                                                                     ---------       ---------

Net increase in cash and cash equivalents                                5,933           9,369
Cash and cash equivalents, beginning of period                           9,407           2,763
                                                                     ---------       ---------
Cash and cash equivalents, end of period                             $  15,340       $  12,132
                                                                     =========       =========

Supplemental Disclosure of Cash Flows Information:
    Cash paid for:
       Interest                                                      $   3,767       $   2,665
                                                                     =========       =========
       Taxes                                                         $   1,474       $     313
                                                                     =========       =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

PART 1:    FINANCIAL INFORMATION

ITEM 1.

1.    ORGANIZATION AND BUSINESS:

Capstone Pharmacy Services, Inc., a Delaware corporation, (together with its wholly-owned subsidiaries, the "Company") is principally engaged in the business of providing institutional pharmacy services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations throughout the United States.

2.    EARNINGS PER SHARE:

Earnings per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding for the nine months ended September 30, 1997 and 1996. The amount of common stock equivalents outstanding was computed using the treasury stock method.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ending December 31, 1997, the Proforma EPS that would have been reported for the three and nine months periods ended September 30, 1997 and 1996 are as follows:


                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                    ----------------     ----------------
                                    1997       1996       1997      1996
                                    -----     ------     ------    ------

Proforma Earnings per share:
   Basic                            $0.06     $(0.17)     $0.18     $(0.16)
                                    =====     ======      =====     ======
   Diluted                          $0.06     $(0.17)     $0.17     $(0.16)
                                    =====     ======      =====     ======

3.    BASIS OF PRESENTATION:

The interim condensed consolidated financial statements of the Company for the nine months ended September 30, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year dated December 31, 1996. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

4.    ACQUISITIONS:

Acquisitions During the Year Ended December 31, 1996

In January 1996, the Company purchased Geri-Care Systems, Inc. and Scripts & Things, Inc. ("Geri-Care"), which provides institutional pharmacy services to long-term care facilities in the New York metropolitan area. The purchase price was approximately $6,000, payable $1,320 in cash and promissory notes, with the remainder representing 669 shares of the Company's common stock. The agreement also includes an additional 338 shares of the Company's common stock held in escrow as a contingent incentive payment for certain new business to be generated through 1998 by the selling shareholders of Geri-Care. Total goodwill at the date of acquisition was $6,259.

In February 1996, the Company purchased IMD Corporation ("IMD") which provides institutional pharmacy services to long-term care facilities in the Chicago metropolitan area. The total purchase price was $15,882. Total goodwill at the date of acquisition was $13,146.

In July 1996, the Company acquired DCMed, Inc. and its wholly-owned subsidiary MediDyne Corporation (collectively, "MediDyne"), a provider of Medicare Part B services, which consist of enteral nutrition and urologic supplies, as well as counseling and assistance with regulatory compliance in connection with such services. The total purchase price was $7,500. The agreement also provides for an earn-out based on the future adjusted earnings of the business, payable in cash. Total goodwill at the date of acquisition was $7,667.

In July 1996, the Company acquired the institutional pharmacy business of Symphony Pharmacy Services, Inc. ("Symphony"), a subsidiary of Integrated Health Services, Inc. ("IHS"). Symphony provides institutional pharmacy services, including infusion therapy and Medicare Part B services, to long-term care facilities in eight states. The total purchase price was $150,000, including $25,000 representing the issuance of 2,112 shares of the Company's common stock. Total goodwill at the date of acquisition was $131,303.

In October 1996, the Company acquired the institutional pharmacy business of Happy Harry's, Inc. a Delaware-based retail drug store operator. The total purchase price was $3,695. Total goodwill at the date of acquisition was $2,407.

In December 1996, the Company purchased Institutional Pharmacy, Inc., which provides institutional pharmacy services to long-term care facilities in the state of Tennessee. The total purchase price was $4,839. Total goodwill at the date of acquisition was $4,068.

Acquisitions During the Nine Months Ended September 30, 1997

In January 1997, the Company acquired Clinical Care-SNF, Inc., Portaro Pharmacies, Inc. and Alger Health Services. These three acquisitions expand the Company's presence in the state of California and represent institutional revenues of approximately $15,000, $15,000 and $8,500, respectively. The purchase price for Clinical Care-SNF, Inc. was $20,000, payable $5,000 in cash and the remainder representing 1,354 shares of the Company's common stock. The purchase price for Portaro Pharmacies, Inc. was $20,000, payable $5,000 in cash and the remainder representing 1,354 shares of the Company's common stock. The purchase price for Alger Health Services was $4,200. Total goodwill at the date of acquisition for these acquisitions amounted to $50,162.

In March 1997, the Company acquired Pennsylvania Prescriptions, Inc., a Harrisburg, Pennsylvania, institutional and retail pharmacy doing business as Emerald Drugs. The purchase price was $6,200 and includes an earn-out provision based upon future adjusted earnings of the Company after certain conditions are met. Payments upon the satisfaction of the earn-out provision will be recorded as an adjustment to goodwill. Total goodwill at the date of acquisition was $4,123.

In March 1997, the Company acquired Pharmacare, Inc., a Virginia-based provider of institutional pharmacy services. The purchase price was approximately $8,500. Total goodwill at the date of acquisition was $7,826.

Effective March 1997, the Company acquired Macromed, a New York-based provider of Medicare Part B services. The total purchase price was approximately $2,800. Total goodwill at the date of acquisition approximated $2,900.

In April 1997, the Company acquired Willowood Service, Inc., a
Massachusetts-based provider of institutional pharmacy services. The total purchase price was $2,880. Total goodwill at the date of acquisition was $2,913.

In May 1997, the Company acquired Care Health Systems, Inc., a
Pennsylvania-based provider of institutional pharmacy services doing business as Care Apothecary. The purchase price was $2,200. Total goodwill at the date of acquisition was $1,862.

In August 1997, the Company acquired Med-Tec Pharmaceutical Services, Inc., a provider of institutional pharmacy services and Medicare Part B services, to long term care facilities in the greater Philadelphia, Pennsylvania area. The purchase price was $16,300. Total goodwill at the date of acquisition was $14,342.

These acquisitions have been accounted for using the purchase method of accounting, with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. Goodwill, representing the excess of acquisition cost over the fair value of the net assets acquired, is amortized over 20 to 40 years.

5.    ACQUISITION PRO FORMA FINANCIAL STATEMENTS:

The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisitions discussed in Note 4 occurred on January 1, 1996, management estimates that the unaudited pro forma results of operations for the nine months ended September 30, 1997 and 1996 would have been:

                                                          1997             1996
                                                        --------         --------

NET SALES                                               $242,763         $213,195
                                                        --------         --------

COST OF SALES                                            136,292          123,371
                                                        --------         --------

          Gross profit                                   106,471           89,825
                                                        --------         --------

OPERATING EXPENSES                                        89,336           81,919
                                                        --------         --------

NON-OPERATING EXPENSES, net                                5,638           10,324
                                                        --------         --------

          Income before income tax provision              11,498           (2,418)
                                                        --------         --------

INCOME TAX PROVISION                                       5,383           (1,169)
                                                        --------         --------

          Net income                                    $  6,115         $ (1,249)
                                                        ========         ========


    Income per share                                    $   0.17         $  (0.04)
                                                        ========         ========

These pro forma operating results reflect certain adjustments, including amortization of goodwill acquired, incremental interest expense and adjustments for the provision of income taxes to reflect an effective tax rate of 36%. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on January 1, 1996, nor are they necessarily indicative of future results.

6.    MERGER WITH PHARMACY CORPORATION OF AMERICA:

During April 1997, the company announced a proposed merger with Beverly Enterprises, Inc. ("Beverly"), after it spins off all of its business other than its institutional pharmacy unit, Pharmacy Corporation of America ("PCA"). In conjunction with the transaction, the company will issue approximately 50,000 shares to existing Beverly stockholders and assume $275,000 in debt. Additionally, the merger will be accounted for under the purchase method of accounting and will be treated as a reverse merger/acquisition of the Company by Beverly. Under this method of accounting, Beverly will be treated as the acquiring entity and the assets and liabilities of the Company will be adjusted to their fair values in accordance with the purchase method of accounting. Additionally, all costs the Company incurs related to this merger will be expensed as incurred. These costs are estimated to total approximately $10,000. The amounts reported in the accompanying statements of income as merger related costs represent investment banking, accounting and legal fees and other direct costs incurred. Beverly and Capstone have set the date for the shareholder meetings on November 20, 1997. The Company anticipates the merger to be completed during the fourth quarter 1997. In conjunction with the merger the Company will change its name to PharMerica, Inc.

7.    CREDIT FACILITY:

The Company maintains a Revolving Credit Facility with a syndicate of five commercial banks under which borrowings of up to $125,000 are available.

Under the credit facility, the Company has the option to borrow under base rate and eurodollar rate revolving loans, swing line loans and letters of credit. Interest rates on base rate and swing line loans are at the higher of the prime rate or 0.5% in excess of the federal funds effective rate, plus an applicable margin based on the Company's leverage ratio at the time of borrowing. The swing line loans are also adjusted for a commitment fee percentage tied to the Company's leverage ratio. Interest on base rate and swing line loans is due quarterly in arrears. Interest rates on eurodollar rate loans are calculated at the eurodollar rate, plus an applicable margin based on the Company's leverage ratio at the time of borrowing. Interest is due at the end of the one, two or three-month interest period elected by the Company. If the Company elects a nine-month eurodollar rate loan, interest is payable in arrears at the end of the third and sixth month. Letter of credit fees are based on the eurodollar loan margin, plus the greater of 0.25% of the maximum available to be drawn for letters of credit, as defined in the agreement, or $500, and is to be paid quarterly in arrears.

Scheduled reductions of the $125,000 maximum balance allowed under the Revolving Credit Facility on December 1 of each year are as follows:


1997                                                 $     --
1998                                                   10,000
1999                                                   35,000
2000                                                   40,000
2001                                                   40,000
                                                     --------
                                                     $125,000
                                                     ========

The Revolving Credit Facility is secured by substantially all assets of the Company and stipulates certain covenants applicable to capital expenditures, cash consideration on acquisitions and sale of assets, as well as minimum financial ratios. As of September 30, 1997, the Company is in compliance with all debt covenants.

8. STOCKHOLDER'S EQUITY:

The Company's Series A Warrants expired. Series A Warrants representing 643 of a total of 650 shares of common stock were exercised before expiring, at an exercise price of $6.00 per share. During September 1997 636 of the total 643 Series B Warrants were exercised at $10.00 per share and the unexercised Series B Warrants expired.

9.   RESTRUCTURING:

During July 1996, in connection with the Symphony acquisition, the Company adopted a plan to restructure its long-term care pharmacy operations in Los Angeles by consolidating two of its existing facilities into a new, more centralized location. The Company has assumed liabilities, included in the acquisition cost allocation, of approximately $1,600 for costs to involuntarily terminate employees of Symphony and to close the pharmacy location. Included in these liabilities are approximately $330 of severance costs related to the termination of 79 employees, including pharmacists, technicians, IV nurses, drivers and others. The remaining costs relate to the termination of lease agreements.

During August 1996, the Company adopted a plan of restructuring to consolidate its Aston, Pennsylvania and Baltimore, Maryland long-term care pharmacies into one of its existing Mid-Atlantic pharmacies. The Company has recorded restructuring costs of $450 for the year ended December 31, 1996 which includes approximately $125 of employee severance costs with the remainder of the costs for the termination of leases.

Also, during September 1996, the Company adopted a formal plan of restructuring to close its Baltimore, Maryland corporate offices and correctional pharmacy. The corporate offices were relocated to Irving, Texas and the correctional pharmacy was relocated to another location in the Baltimore area. The Company has recorded restructuring costs of $2,375 for the year ended December 31, 1996, which primarily includes approximately $400 of employee severance costs and approximately $1,800 of lease termination costs with the remainder due to losses on asset impairments and disposals of assets. The restructuring plan includes the termination of 32 accounting and clerical personnel.

10.   MAJOR VENDOR:

The Company utilizes a primary supplier arrangement for its purchases of pharmaceuticals. In light of the financial and operating significance of purchases, the Company routinely monitors the performance of its primary supplier and negotiates settlements and future service levels based thereon. There were no settlements paid and no significant commitments entered into for both periods as a result of changes in vendors. Changes in future service levels negotiated include, among others, method of delivery, frequency of orders and bar coding ability and are non-financial in nature. The Company changed its primary supplier in December 1996 and 1995.

11.   SUBSEQUENT EVENTS:

During October 1997, the Company acquired the assets of Sweetwater Pharmacy, Inc., a provider of institutional pharmacy services in the San Diego, California area. Sweetwater has annualized revenues of approximately $4,500 and services over 1400 beds, 560 of which are serviced through mail order. The purchase price was approximately $1,200.

                CAPSTONE PHARMACY SERVICES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART 1:    FINANCIAL INFORMATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capstone is a leading provider of institutional pharmacy services to long-term care facilities and correctional institutions throughout the United States. The Company provides its long-term care clients with comprehensive institutional pharmacy services that include (i) the purchasing, repackaging and dispensing of pharmaceuticals, (ii) infusion therapy and Medicare Part B services, which are comprised of enteral nutrition and urologic supplies, and (iii) pharmacy consulting services, all of which are supported by computerized recordkeeping and third-party billing services. The Company serves its long-term care clients primarily through regional pharmacies many of which are open 24 hours, seven days a week. In the correctional business, the Company provides pharmaceuticals primarily under capitated contracts at correctional institutions that have privatized inmate health care services.

Healthcare providers are continuing to be challenged to reduce costs while maintaining the quality of patient care. Management believes that these factors will result in the continuing consolidation of institutional pharmacy providers during the next few years. In addition, Capstone believes that its strategy of creating larger regional pharmacies in metropolitan areas will allow it to reduce the costs of providing services to the residents it serves. Capstone is also developing a formulary and various other clinical programs which it believes will enhance the quality of patient care while reducing the costs of providing this care. Several states have enacted or proposed legislation regarding drug formularies that is intended to prevent "closed formularies" from prohibiting prescription of certain drugs or certain classes of drugs. Capstone's formulary is not a closed formulary but is a preferred guide to drug utilization. Capstone's formulary program gives a physician recommended guidance but sets no restrictions on drug utilization. Therefore, pending and enacted legislation affecting closed formularies is not anticipated to have a material effect on Capstone's program.

During the third quarter of 1996, Capstone implemented a restructuring plan that will consolidate and integrate the Company's recent acquisitions with existing operations, as well as promote an efficient structure to support continued growth. Key aspects of this plan include the consolidation of California, Pennsylvania and Maryland long-term care pharmacies and the closure of excess facilities and the relocation of the Company's Corporate headquarters to Irving, Texas.

The acquisition of institutional pharmacy companies has resulted in a significant change in Capstone's financial profile. Between May 1995 and September 1997, Capstone completed a total of 16 such acquisitions. These acquired operations have provided Capstone with the capacity and customer base to provide higher margin ancillary services such as Medicare Part B services and intravenous ("IV") therapy ("Ancillary Services"). All of these acquisitions have been accounted for using the purchase method of accounting, and as a result, Capstone will incur significant future amortization expense associated with goodwill.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales increased to $81,563 in the 1997 period from $44,015 in the 1996 period, an increase of $37,548 or 85.3%. Of this increase, approximately $28 million is attributable to the operations of the 13 acquisitions completed between June 30, 1996 and September 30, 1997. Additionally, ancillary service revenues increased to approximately 13% of total revenues from approximately 7% in the 1996 period. The Company did not experience any material change in reimbursement levels in the 1997 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $45,403 in the 1997 period from $25,524 in the 1996 period, an increase of $19,879 or 77.9%. As a percentage of net sales, cost of sales decreased to 55.7% in the 1997 period from 58.0% in the 1996 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services, purchasing efficiencies related to greater purchasing volume and a new prime vendor contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $25,725 in the 1997 period from $14,790 in 1996 period, an increase of $10,935 or 73.9%. As a percentage of net sales, selling, general and administrative expenses were 31.5% in the 1997 period, compared to 33.6% in the 1996 period. The decrease as a percentage of net sales was a result of the restructuring plans discussed above and operational synergies achieved as a result of the acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2,630 in the 1997 period from $1,489 in the 1996 period, an increase of $1,141 or 76.6%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

RESTRUCTURING CHARGES. During the 1996 period the Company adopted restructuring plans in connection with the Symphony acquisition which will result in the closure and consolidation of several pharmacies as well as relocating the corporate headquarters.

MERGER RELATED COSTS. These costs include all direct costs the Company has incurred in relation to the merger with PCA. These costs are primarily advisor, legal and accounting fees. The Company will incur additional costs until the merger is complete. Management has estimated the total cost to be approximately $10 million and anticipates the transaction will be finalized during the fourth quarter 1997.

NONOPERATING EXPENSE. Nonoperating expenses include interest and other nonoperating items. Interest expense, net increased $1,414, to $1,771 in the 1997 period due to increased Bank borrowings related to acquisitions. Additionally, the Company incurred certain non-recurring financing charges related to the Symphony acquisition during the 1996 period.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE NINE MONTHS ENDED JUNE 30,
1996

NET SALES. Net sales increased to $228,048 in the 1997 period from $90,162 in the 1996 period, an increase of $137,886 or 152.9%. Of this increase, approximately $116.1 million is attributable to the operations of the 13 acquisitions completed between June 30, 1996 and September 30, 1997. Additionally, ancillary service revenues increased to 13% of total revenues from 3% of total revenues in the 1996 period. The Company did not experience any material change in reimbursement levels in the 1997 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $127,355 in the 1997 period from $54,370 in the 1996 period, an increase of $72,985 or 134.2%. As a percentage of net sales, cost of sales decreased to 55.8% in the 1997 period from 60.3% in the 1996 period as a result of more favorable reimbursement in the markets of the acquired companies, the addition of higher margin infusion and Medicare Part B services and purchasing efficiencies related to greater purchasing volume. In addition, Capstone entered into new prime vendor and group purchasing organization agreements during the fourth quarter of 1996. These agreements resulted in a reduction in the cost of sales in the 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $73,481 in the 1997 period from $29,243 in the 1996 period, an increase of $44,238 or 151.3%. This increase in expenses was due to acquisitions closed subsequent to the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 32.2% in the 1997 period, compared to 32.4% in the 1996 period. Management believes that selling, general and administrative expenses as a percentage of net revenues in future periods will decline as operational synergies and the benefits of restructuring plans are realized.

RESTRUCTURING CHARGES. During the 1996 period the Company adopted restructuring plans in connection with the Symphony acquisition which will result in the closure and consolidation of several pharmacies as well as relocating the corporate headquarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $7,547 in the 1997 period from $2,651 in the 1996 period, an increase of $4,896 or 184.7%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

MERGER RELATED COSTS. These costs include all direct costs the Company has incurred in relation to the merger with PCA. These costs are primarily advisor, legal and accounting fees. The Company will incur additional costs until the merger is complete. Management has estimated the total cost to be approximately $10 million and anticipates the transaction will be finalized during the fourth quarter 1997.

NONOPERATING EXPENSE. Nonoperating expenses includes interest and acquisition financing fees. Interest expense net increased $3,630 or 383.3% from the 1996 period. This increase primarily relates to the increased bank borrowings related to acquisitions. Additionally, the Company incurred certain non-recurring financing charges related to the Symphony acquisition during the 1996 period.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies. The Company's net cash flows from operating activities were $(17,242) and $(10,076) respectively, for the nine months ended September 30, 1997 and 1996. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash to operating activities was impacted by a $13,537 decrease in accounts payable a $5,101 increase in inventories and a $14,133 increase in accounts receivable in the nine months ended September 30, 1997, and by a $6,480 increase in accounts receivable and a $3,612 decrease in accounts payable and accrued expenses for the nine months ended September 30, 1996.

The Company's net cash flows from investing activities were $(55,216) and $(149,833) for the nine months ended September 30, 1997 and 1996, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during the 1997 period.

Net cash flows from financing activities were approximately $78,391 and $169,278 for the nine months ended September 30, 1997 and 1996, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisitions and working capital requirements.

During December 1996, the Company entered into a revolving $125 million credit facility (the "Credit Facility") with a syndicate of banks for which Bankers Trust Company acts as agent. Approximately $32,000 of the Credit Facility was used to retire amounts outstanding under the Company's prior credit facility. Borrowings under the agreement are secured by substantially all of the assets of the Company. The Credit Facility bears interest, at the option of the Company, at (a) Bankers Trust Company's prime rate plus between 0% to .50% based on the Company's leverage ratio, or (b) the prevailing eurodollar rate quoted by Bankers Trust Company, plus between .50% to 1.50%, based on the Company's leverage ratio. Borrowings under the Credit Facility are based on the Company's leverage ratio. Borrowings under the Credit Facility are subject to other provisions and covenants, all as defined by the underlying agreement. The Company incurred an extraordinary loss of approximately $240 related to the retirement. As of September 30, 1997, the Company had outstanding borrowings of approximately $108,700 under the Credit Facility.

The Company's current ratio was 4.86:1 at September 30, 1997, and 3.32:1 at December 31, 1996, respectively. The increased current ratio at September 30, 1997, was due primarily to an increase in accounts receivable, inventories and prepaid expenses, and a decrease in accounts payable.

In April 1996, the Company completed a private placement of 1,035 shares of common stock at a price of $8.50 per share for net proceeds of approximately $8,370 (the "April 1996 Private Placement"). The net proceeds from this private placement were used to fund acquisitions and to provide general working capital. In July 1996, Counsel purchased from the Company in a private placement transaction, 2,112 shares of common stock at a price of approximately $11.83 per share for net proceeds to the Company of $25,000. The proceeds were used as part of the purchase price for the Symphony acquisition. As an additional part of such purchase price, the Company issued 2,112 shares of common stock valued at approximately $11.83 per share to IHS.

In connection with the Symphony acquisition, Capstone entered into a Senior Subordinated Credit Agreement with Bankers Trust Company as agent and lender and Canadian Imperial Bank of Commerce as lender, pursuant to which the lenders funded the $100.0 million Bridge Loan. The Company incurred $1,813 in interest charges, and $2,761 in fees and other costs during the third quarter of 1996 related to this loan. The loan was paid off in September 1996.

During August 1996, the Company registered the shares underlying its outstanding Series A and B warrants. Series A warrants representing 643 of a total of 650 shares of common stock were exercised before expiring, at an exercise price of $6.00 per share.

Holders of the exercised Series A warrants received 643 shares of common stock and 643 Series B warrants which were exercisable at a price of $10.00 per share. Proceeds from the Series A warrants were approximately $3,788 and will be used for general working capital purposes.

During September 1997, 636 of the total 643 Series B warrants were exercised. Proceeds from the Series B warrants were approximately $6,359 and will be used for general working capital purposes.

During September 1996, the Company issued 10,350 shares in a follow-on
Public Offering, providing approximately $107,500 in net proceeds. A portion of the proceeds were used to repay, in full, the Bridge Loan associated with the Symphony acquisition.

Capstone believes the Credit Facility is sufficient to fund its current working capital needs prior to the Merger. Capstone intends to negotiate a $550 million credit facility to close simultaneously with the Merger. The new credit facility will be used, in part, to repay amounts outstanding under the Credit Facility and debt incurred by PCA to repay the Assumed Pharmacy Indebtedness (as defined in the Merger Agreement between Beverly and Capstone), and to pay fees and expenses related to the Transactions. Capstone's fees and expenses related to the Transactions are estimated to be approximately $10 million. These fees and expenses include printing, registration and mailing expenses for the Joint Proxy Statement/Prospectus, legal, accounting and financial advisor fees and fees to list the 50 million shares of Capstone Common Stock on the Nasdaq Stock Market. The estimated fees and expenses related to replacing the Credit Facility are also included in the estimate. The exact amount of such fees and expenses cannot be determined until some time following consummation of the Merger. In order to implement its growth strategy, Capstone will require substantial capital resources and will need to incur, from time to time, additional bank indebtedness. After repayment of the Assumed Pharmacy Indebtedness, this additional bank indebtedness will be used primarily to fund Capstone's future acquisitions of institutional pharmacy operations. In the event the Merger is not consummated or the funding requirements in connection with the potential future acquisitions subsequent to the Merger exceeds the funds available pursuant to the anticipated new credit facility, Capstone also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to Capstone, if at all.

PART 2:    OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a)   The exhibits filed as a part of this Report are listed in the
                Exhibit Index immediately following the signature page.

           b)   No Reports on Form 8-K were filed in the reporting period.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CAPSTONE PHARMACY SERVICES, INC.
                                                         (Registrant)

Dated:  November 14, 1997                      By:/s/ James D. Shelton
                                                  ---------------------------
                                                      Vice President and
                                                      Chief Financial Officer

                               INDEX OF EXHIBITS

   Exhibit
   Number                              Description
   -------     ---------------------------------------------------------------

     2 Asset Purchase Agreement dated August 8, 1997 between Med Tec Pharmaceutical Services, Inc., the Shareholders and the Company (incorporated by reference to Exhibit 2 from the Company's Periodic Report on Form 8-K dated September 30, 1997).

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

     4.9 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares. (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.10 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares. (incorporated by reference to, Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.11 Form of ACA Investors Warrant ($12.00) for purchase of Common Stock (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
               1996)

     11        Statement re computation of per share earnings

     27        Financial Data Schedule