Form 10-K
period 1997-12-31
PHARMERICA INC
filed 1998-03-31
CIK 792932

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20606

                                PHARMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  11-2310352
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

             3611 QUEEN PALM DRIVE,
                TAMPA, FLORIDA                                   33619
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 626-7788

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

                                   X   Yes       No
                                 -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 17, 1998, was $1,034,160,075.

         On March 17, 1998, 88,518,192 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1998 Annual Meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

         PharMerica, Inc. ("PharMerica" or the "Company") is a leading provider of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals and the home. The Company is also a leading provider of mail order pharmacy benefit services to the workers' compensation and catastrophic care markets. As of March 1, 1998, PharMerica provided pharmacy services to approximately 345,000 long-term care residents in 36 states and to over 106,000 workers' compensation claimants nationwide.

         PharMerica is the largest institutional pharmacy provider in four of the five states with the highest population of elderly people, and its network of 120 institutional pharmacies covers a geographic area that includes over 80% of the nation's long-term care beds. The Company operates six large scale "mega-pharmacies," each serving over 10,000 beds, and many of its pharmacies are open 24 hours, 7 days a week. The Company intends to create five additional mega-pharmacies in 1998 in connection with pharmacy consolidations resulting from the Merger (defined herein). As a result of its national scope, the Company has been able to enter into preferred provider agreements with regional and national long-term care providers, the most significant of which are Beverly Enterprises, Inc. ("Beverly") and Integrated Health Services, Inc. ("IHS"). The Company provides services to approximately 58,000 Beverly long-term care beds and 17,000 IHS long-term care beds.

         The Company purchases, repackages and dispenses pharmaceuticals and provides its clients' long-term facilities with related management services, regulatory assistance and third-party billing. The Company also provides specialty services including infusion therapy, clinical consulting and comprehensive catastrophic care. In addition, PharMerica has developed specialized information technology and clinical initiatives to offer its clients additional value-added services such as computerized medical record keeping, on-line formulary, drug therapy evaluation and disease state management.

                          RECENT CORPORATE DEVELOPMENTS

MERGER

         On December 3, 1997, pursuant to an Agreement and Plan of Merger dated April 15, 1997 (the "Merger Agreement"), by and between Beverly Enterprises, Inc., a Delaware corporation ("Beverly"), and the Company (then known as Capstone Pharmacy Services, Inc.("Capstone")), whereby Beverly, whose sole remaining business consisted of the institutional pharmacy business conducted through its wholly-owned subsidiary Pharmacy Corporation of America ("PCA"), merged with and into the Company (the "Merger"). Based on the closing price of the Company's common stock, par value $.01 per share ("Common Stock"), on such date, the transaction is valued at approximately $840 million, including 50 million shares of Common Stock and assumption of $275 million in debt. The assumed debt was paid off using funds from a new bank credit facility that closed simultaneously with the Merger. The Merger was accounted for under the purchase method of accounting and was treated as a reverse merger/acquisition of Capstone by PCA for accounting and financial reporting purposes. As a result of this treatment, the historical financial statements of PharMerica are those of PCA rather than those of Capstone. Certain information contained herein on a "pro forma basis" gives effect to the Merger as though it occurred on January 1, 1997.

ACQUISITIONS

         From December 3, 1997 until December 31, 1997, the Company acquired three institutional pharmacy businesses. The aggregate purchase price was $24.3 million in cash, notes payable and shares of the Company's common stock. The cash amounts were funded from operations and draws on the bank credit facility. In the aggregate, the acquired businesses serve approximately 9,450 long-term care beds, with annualized revenues of approximately $33.7 million.

         From January 1, 1998 until March 19, 1998, the Company acquired seven institutional pharmacy businesses through asset and stock purchases. The aggregate purchase price was $61.6 million in cash, assumed liabilities, and notes payable. The cash amounts have been funded from operations and draws on the bank credit facility. In the aggregate, the acquired businesses serve approximately 16,313 long-term care beds and 42,000 workers' compensation patients, with annualized revenues of approximately $66.7 million.

CREDIT FACILITY

         In December 1997, the Company entered into a $550 million credit facility with a syndicate of banks (the "Credit Facility"). Approximately $114.9 million of the Credit Facility was used to retire amounts outstanding under the Company's prior credit facility and approximately $275 million was used to retire PCA debt assumed in connection with the Merger. As of March 1, 1997 the Company had outstanding borrowings of approximately $498.6 million under the Credit Facility.

SUPPLIERS

         PharMerica purchases substantially all of its pharmaceutical inventories from wholesalers and manufacturers. Following the Merger, PharMerica negotiated a new primary wholesaler agreement with Bergen Brunswig and 16 other agreements with drug manufacturers and other suppliers with terms that are more favorable to PharMerica than its previous contracts.


                                   THE COMPANY

INDUSTRY OVERVIEW

         Industry analysts estimate that the United States pharmacy industry's total annual revenues for 1997 for the markets served by the Company exceeded $16 billion. These revenues were comprised of sales of approximately $7 billion to individuals that live at home, $5 billion to residents of long-term care facilities, $2.7 billion to residents of assisted living and retirement communities and $2 billion to patients in rehabilitation and other specialty hospitals. Institutional pharmacy companies such as PharMerica have traditionally focused on servicing the $5 billion long-term care facility segment of the industry, which industry analysts estimate is growing by approximately 10% annually. The Company believes that changes in the institutional pharmacy industry are providing large institutional pharmacies with the opportunity to serve elderly, chronically ill and disabled patients in settings across the healthcare continuum. These changes include: (i) an increase in the acuity level and number of residents in assisted living facilities; (ii) increased operating and cost efficiencies, regulatory expertise and national market presence of large institutional providers; and (iii) an increase in outsourcing of pharmacy services by specialty hospitals.

         Institutional Pharmacy. Institutional pharmacies purchase prescription and nonprescription pharmaceuticals and other medical supplies from wholesale distributors and manufacturers, and repackage and distribute these products to residents in nursing homes, assisted living facilities, retirement centers and other institutional settings. Institutional pharmacies generally provide consultant pharmacist services that include, among other things, individual patient drug therapy evaluation and the monitoring of the control, administration and storage of prescribed medications within the institution to ensure compliance with state and federal regulations. Unlike hospitals, most long-term care institutions do not have an on-site pharmacy to dispense prescription drugs; institutional pharmacies accordingly play an integral role in long-term care by providing a high quality, cost-effective means of dispensing and monitoring patient medication. In addition, institutional pharmacies often provide further services such as infusion therapy and Medicare Part B services as part of administering daily care.

         The provision of pharmacy services to long-term care residents is fragmented, with independent public institutional pharmacy companies serving, on a revenue basis, approximately 59% of long-term care facilities, retail and small institutional pharmacy providers serving approximately 19% of long-term care facilities, and institutional pharmacies owned by long-term care companies (commonly referred to as "captive pharmacies") serving the remaining 22% of such facilities. Over the past five years, the proportion of sales by independent public institutional pharmacies has increased. The Company believes that institutional pharmacy companies are better positioned to serve the changing market demands than local providers and that the proportion of the long-term care pharmacy market served by retail pharmacies should continue to decline. The Company also believes that consolidation of the market will accelerate as some long-term care companies divest themselves of captive pharmacies and owners of smaller institutional pharmacies are encouraged to sell their business because of various competitive factors, including: (i) the advantages of economies of scale in pharmaceutical purchasing; (ii) the benefits of national market presence in competing for managed care contracts and preferred provider agreements with owners of multi-site facilities; (iii) the efficiencies created by being able to provide a broad range of services; and (iv) the demands created by the need for specialized regulatory expertise and complex information systems.

         Workers' Compensation. The workers' compensation market is driven by workers' compensation laws that require employers to provide medical disability benefits to employees who suffer job-related injuries and disabilities. Employers provide these benefits through self-insurance, participation in state run funds or purchase of insurance. Workers' compensation claimants generally have not been served as part of the institutional pharmacy industry, relying, instead, primarily upon local retail pharmacy outlets. This is because state laws generally provide workers' compensation claimants with freedom of choice in selecting healthcare providers. The Company believes that this segment of the pharmacy industry, while currently highly fragmented, is likely to consolidate as the benefit providers increasingly seek to control costs, reduce expenses and standardize services related to claimants.

STRATEGY

         The Company intends to continue to increase its sales and improve its profitability by capitalizing on its position as a leading provider of pharmacy services. Key elements of the Company's strategy are to: (i) grow through strategic acquisitions; (ii) pursue internal growth opportunities by increasing market penetration and cross-selling specialty services such as infusion therapy to its existing customer base; (iii) expand the markets it serves to include elderly, chronically ill and disabled patients across a broader range of settings; (iv) enhance operating margins by leveraging economies of scale and creating larger regional pharmacies in key metropolitan areas; and (v) utilize clinical and information capabilities to provide value-added services and to provide information to position the Company to maximize profitability.

SERVICES

         Long-Term Care Services. PharMerica's long-term care services consist of: (i) providing pharmacy services in the long-term care setting; (ii) specialty services including infusion therapy services and Medicare Part B benefits; and (iii) pharmacy consulting services. For the year ended December 31, 1997, on a pro forma basis, long-term care pharmacy services represented approximately 84.5% of PharMerica's revenues.

         Pharmacy Services. PharMerica's core business consists of providing a full range of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate care settings, including long-term care facilities, assisted living facilities, specialty hospitals and the home. PharMerica purchases pharmaceuticals in bulk quantities from wholesalers and manufacturers and dispenses both prescription and non-prescription drugs in patient-specific packaging in accordance with physician orders. Prescription and non-prescription medications are delivered at least daily to long-term care facilities for administration to residents by the nursing staffs of such facilities. PharMerica's pharmacists package drugs to meet each patient's needs for either single-day or multi-day dosage requirements. PharMerica can customize the timing and packaging of its delivery system to meet specific client needs.

         Specialty Services. With cost-containment pressures in healthcare forcing providers and payors to seek the most efficient setting for care, long-term care facilities are more often providing higher acuity care more cost effectively than hospitals. PharMerica provides long-term care facilities with specialty services and products, including infusion therapy services and services reimbursed under Medicare Part B.

         The Company's infusion therapy services consists of the intravenous delivery or administration by tube, catheter or IV, of medication or introduction of parenteral and enteral nutritional formulas, including nutrients and other fluids, to patients. The Company also offers infusion services under its "IV Express" program which provides nationwide, next-day delivery service for facilities that fall outside PharMerica's traditional service area. Patients can receive infusion therapies at home or in a long-term or other subacute care facility at a cost which is substantially less than hospital-based care. The trend toward delivery of healthcare in the lowest cost setting and the increasing ability to treat certain illnesses outside of hospitals or other acute care settings represents an opportunity for long-term care facilities to attract infusion therapy patients. The Company prepares the product to be administered, delivers the product to the patient setting and trains nursing facility personnel in administering infusion therapy, but it does not administer the therapy except in limited circumstances. The Company offers a full range of premixed, ready-to-handle solutions, and related products, supplies and equipment, as well as a policy and procedure manual detailing appropriate intravenous practices and clinical pharmacist support. These infusion therapies include enteral nutrition therapy, parenteral nutrition therapy, antibiotic infusion therapy and chemotherapy, AIDS therapy, pain management and hydration therapy. PharMerica has established an infusion therapy distribution network which allows next-day delivery and eliminates the need for customer product storage. Because the proper administration of infusion products requires a trained and experienced pharmacist and nursing staff and because the level of such training varies among nursing facilities, the Company has developed a multi-tiered education and training program. The program ranges from basic education and information for trained facility nurses to the complete range of skilled nursing services training made available to customers through hands-on clinical support, including patient assessment, advanced IV line placement and dose administration.

         As a part of its specialty services, PharMerica also provides services and products reimbursed under Medicare Part B. Medicare Part B provides benefits covering, among other things, outpatient treatment, physicians' services, durable medical equipment, orthotics, prosthetic devices and medical supplies. Products and services covered for Medicare Part B eligible residents in the long-term care facility include but are not limited to, enteral feeding products, ostomy supplies, urological products, orthotics, prosthetics, surgical dressings and tracheostomy care supplies. PharMerica either bills Medicare directly for Part B covered products or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility.

         Pharmacy Consulting Services. State and local regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapies in order to maintain and improve the quality of patient care. PharMerica provides value-added consulting services that help clients comply with federal and state regulations, manage medication costs and maximize the therapeutic efficacy of drug regimens. These pharmacy consulting services include: (i) regular review of each patient's medical record and drug regimen;
(ii) recommendation of therapeutic alternatives, where appropriate; (iii) monthly evaluation of facility-wide drug usage and drug costs; (iv) maintenance of drug administration records that assist the long-term care facility with regulatory compliance; (v) participating on certain key committees of client facilities as well as periodic involvement in staff meetings; (vi) monthly inspection of facility's medication carts and drug storage rooms; and (vii) providing training programs.

         PharMerica's consultant pharmacists also employ formulary management techniques designed to assist physicians in making the best cost-effective clinical choice of drug therapy for residents. Using PharMerica's proprietary formulary program, introduced in 1995 and published annually in conjunction with the American Medical Directors Association and the University of Arizona School of Pharmacy, PharMerica pharmacists assist prescribing physicians in designating the use of particular drugs from among therapeutic alternatives (including generic substitutions) and in the use of more cost-effective delivery systems and dose forms. The PharMerica formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the elderly population of long-term care facilities. PharMerica's formulary guidelines also provide relative pharmaceutical cost information to residents, their insurers or other payors. Adherence to the PharMerica formulary guidelines is intended to improve drug therapy results, lower costs for residents and strengthen PharMerica's purchasing power with drug manufacturers.

         PharMerica's proprietary Consultware program is customized for pharmacy consulting practices and is designed to help consultant pharmacists efficiently generate communications to nursing facility professionals, produce professional and informative quality assurance reports, monitor responses to their recommendations, such as therapeutic interchange requests, and help document the clinical and economic value of their services.

         Mail Order Services. PharMerica provides a broad array of mail order pharmacy products and services, including prescription and non-prescription pharmaceuticals, medical supplies and medical equipment, primarily to workers' compensation claimants and correctional facilities nationwide. The Company also provides mail order pharmacy services to catastrophically ill or injured claimants requiring long-term pharmacy services. For the year ended December 31, 1997, on a pro forma basis, mail order services represented approximately 14.2% of PharMerica's revenues.

         Workers' Compensation. The Company's workers' compensation services include: home delivery of prescription drugs and medical supplies and medical equipment to injured workers who are receiving workers' compensation benefits; an array of computer software solutions to reduce a payor's administrative costs; and an on-line retail prescription drug card service that enables injured workers to obtain prescription drugs at no direct cost to the claimant from a network of over 30,000 participating retail pharmacies throughout the country. PharMerica provides mail order services to approximately 106,000 workers' compensation claimants nationwide.

         PharMerica works directly with workers' compensation payors to provide their claims representatives with the appropriate training and on-site assistance to identify potential claimants who would benefit from PharMerica's services. After identifying these claimants, PharMerica coordinates with the claims representative, the claimant's treating physician and rehabilitation nurse to determine the prescription drugs, medical supplies and medical equipment that are required for the care and treatment of the claimant's injury and the requisite schedule for supplying those items.

         Correctional Facilities. The Company provides pharmacy services to approximately 135,000 inmates, making it the largest independent provider of pharmacy services to correctional institutions in the United States. The Company enters into contracts with state agencies or general medical contractors to whom the provision of healthcare services to correctional institutions has been outsourced. The Company services substantially all of its correctional institution contracts from a central distribution facility in Baltimore, Maryland.

         Catastrophic Care. The Company provides comprehensive catastrophic care as a part of its specialty services. PharMerica has introduced a proprietary program, PharmaCare Complete, to provide a comprehensive package of healthcare products and services to its homebound catastrophic care customers who generally have significant and continuing needs for pharmaceutical services and healthcare products. At December 31, 1997, the Company provided these products and services to approximately 3,000 customers.

         Specialty Hospitals. The Company also provides pharmacy services to specialty and rural hospitals. For the year ended December 31, 1997, on a pro forma basis, these services represented approximately 1.3% of PharMerica's revenues.

OPERATIONS

         Organization. PharMerica's long-term care operations are divided into four geographic regions. The Company believes this regional organizational structure provides the flexibility to accommodate continued growth while providing standardized regional care. PharMerica believes that the institutional pharmacy business is dependent in large part on personal service and encourages its pharmacists to develop personal relationships and to be responsive to local market demands. PharMerica uses more centralized financial and inventory control systems support than is typically available to small, independent pharmacy operators. Additional services performed at the corporate level include quality improvement oversight, financial and accounting functions, clinical program development, group purchasing, marketing, acquisitions and corporate development activities. Where possible, the Company establishes mega-pharmacies serving over 10,000 beds. These mega-pharmacies allow the Company to lower overhead per bed, to use advanced distribution technology that increases efficiency and accuracy of services and to make greater investments in clinical and information systems. The Company currently operates six mega-pharmacies and intends to create five additional mega-pharmacies in 1998.

         Pharmacy Distribution Model. In the institutional pharmacy business, PharMerica typically provides services through regional pharmacies that have the capability to serve long-term care facilities within a 150-mile radius. These regional pharmacies are generally open 24 hours, seven days a week and are staffed with clinical pharmacists, registered nurses and pharmacy technicians.

         PharMerica ships products to workers' compensation claimants from two distribution facilities in Tampa, Florida. In the correctional business, PharMerica dispenses pharmaceuticals primarily from a centralized mail service pharmacy operation located in Baltimore, Maryland.

         Marketing and Sales. PharMerica's pharmacy services marketing efforts are directed at long-term care facility operators. While pricing is an important factor in the selection of pharmacy providers, PharMerica's experience is that the primary factor, particularly among long-term care operators, is the quality and range of services offered. Consequently, PharMerica strives to provide high-quality services that are tailored to each client's needs. Once a relationship is established, PharMerica then attempts to expand the range of services it provides. PharMerica's marketing efforts are conducted by regional vice presidents with support from local pharmacy managers and regional salespersons. PharMerica's 300 consultant pharmacists and 100 nurse consultants also are integral to the marketing effort because of their daily contact with the facility managers and the residents in those facilities.

         The Company's mail order services marketing and sales efforts are directed to workers' compensation insurance adjusters and managers at regional and local insurance offices throughout the country. Referrals of claimants meeting certain injury profiles are forwarded to the Company's internal sales force who contact claimants to explain the benefits of using the Company's services. For claimants electing to use the Company's programs, Company representatives then obtain the necessary information regarding the patients' medications and supplies and put the claimant on service.

         JCAHO Accreditation. As one component of its commitment to quality assurance, PharMerica is pursuing accreditation of its pharmacies by JCAHO, a professional, nonprofit organization dedicated to improving the quality of care in healthcare facilities. To receive JCAHO accreditation, pharmacies must be in compliance with JCAHO's requirements, which focus primarily on quality control. As of February 1, 1998, 46 of the Company's pharmacies had received accreditation. The Company intends to pursue JCAHO accreditation for all of its long-term care pharmacies. JCAHO accreditation, while not mandated for pharmacies, is increasingly important to managed care organizations and Medicaid programs and is also important for entering into preferred provider arrangements with national and regional providers looking for consistent quality. The Company believes that its pursuit of accreditation from JCAHO will help it provide quality services and will assist it in competing on a nationwide basis.

CUSTOMERS

         The primary customers of PharMerica are long-term care facilities, workers' compensation payors, correctional facilities, and specialty hospitals. The Company has entered into preferred provider agreements with regional and national long-term care providers, the most significant of which are Beverly and IHS. The Company provides services to approximately 58,000 Beverly long-term care beds and 17,000 IHS long-term care beds. Sales to Beverly and its residents accounted for approximately 16.0% of revenues for the year ended December 31, 1997 on a pro forma basis. Other than Beverly, no customer represented more than 10% of PharMerica's revenue on a pro forma basis.

         Preferred Provider Agreements. The Company has preferred provider agreements with eight national and regional long-term care operators, including Beverly and IHS. These agreements give PharMerica the right to provide pharmacy services to the operator's facilities subject to certain conditions, including conditions related to competitive pricing and quality service. The agreements also generally give the Company the right, subject to competitive pricing and services and freedom of choice laws, to service beds in facilities subsequently acquired by the long-term care company or in facilities that subsequently become serviceable by the Company when pharmacies are opened or acquired by the Company. As a result of the Merger, the Company is seeking expanded market coverage under existing preferred provider agreements through servicing of additional beds in areas in which Capstone or PCA, as the case may be, did not have institutional pharmacy capabilities.

COMPETITION

         The institutional pharmacy market is fragmented and competition varies significantly from market to market. PharMerica's competitors include small retail pharmacies, large chains of retail pharmacies, in-house captive pharmacies and national institutional pharmacies. The Company believes that the competitive factors most important in PharMerica's lines of business are quality and range of service offered, competitive prices, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. Some of PharMerica's present and potential competitors, including retail pharmacies, captive pharmacies and pharmaceutical distributors, are significantly larger than PharMerica and have, or may obtain, greater financial and marketing resources than PharMerica. In addition, there are relatively few barriers to entry in the local markets served by PharMerica, and it may encounter substantial competition from local market entrants. In acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have greater resources than the Company.

REIMBURSEMENT AND BILLING

         For the year ended December 31, 1997, the Company's payor mix, on a revenue basis, was approximately 37.3% directly from long-term care facilities that receive reimbursement from private pay residents and under Medicare Part A (including revenues from private residents billed through such facilities), 31.8% Medicaid, 26.0% private pay and third party insurance and 4.9% Medicare Part B. Medicare and Medicaid are highly regulated. The failure of PharMerica to comply with applicable reimbursement regulations could adversely affect the Company's business.

         Medicare/Long-Term Care Facilities. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or for certain individuals who are disabled. The Medicare program consists of two parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home healthcare and certain other types of healthcare services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs such as enteral nutrition and urologic supplies. Medicare intermediaries for Medicare Part A require long-term care facilities to submit all of their costs for patient care, including pharmaceutical costs, in a unified bill. Thus, fees for pharmaceuticals provided to Medicare Part A residents are paid to the Company by the long-term care facility on a monthly basis. Pricing is consistent with that of private pay residents or is set between private pay rates and Medicaid minimums. Medicare Part A has cost-sharing arrangements under which beneficiaries must pay a portion of their costs. These non-covered co-payments are billed by the facility directly to residents or the state Medicaid plan, as the case may be.

         Medicaid. The Medicaid program is a federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to member of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of Health and Human Services for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. In addition, most states establish a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis. Certain states including Georgia, Maine, Michigan and Nebraska, have "lowest charge legislation" or "most favored nation provisions" which require the Company to charge Medicaid no more than its lowest charge to other consumers in the state.

         State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business. As managed care organizations continue to demand lower prices, revenues from Medicaid patients in states with "lowest charge legislation" may be adversely effected. The annual increase in the federal share would vary from state to state based on a variety of factors. Such changes, if ultimately signed into law, could adversely affect the Company's business.

         Private Pay/Third Party Insurance. For those residents who are not covered by government-sponsored programs or private insurance, PharMerica generally bills the patient or the patient's insuror or other responsible party on a monthly basis. Depending upon local market practices, PharMerica may alternately bill private residents through the long-term care facility. Pricing for private pay residents is based on prevailing regional market rates or "usual and customary" charges. Third-party insurance includes funding for residents covered by private plans, veterans benefits, workers' compensation and other programs. When applicable, the resident's individual insurance plan is billed monthly, and rates are consistent with those for private pay residents.

GOVERNMENT REGULATION

         Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations delineate qualifications required for day-to-day operations, reimbursement and documentation of select activities. PharMerica continuously monitors the effects of regulatory activity on its operations.

         States require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. PharMerica currently has its pharmacies licensed in each state in which it operates a pharmacy. In addition, PharMerica currently delivers prescription drugs from its licensed pharmacies to many states in which PharMerica does not operate a pharmacy. Most of these states regulate the delivery of prescription drugs by out of state pharmacies to residents in such states. PharMerica's pharmacies hold these requisite licenses. In addition, PharMerica's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

         Long-term care facilities are required to be licensed in the states in which they operate and, if serving Medicare or Medicaid residents, must be certified to be in compliance with applicable program participation requirements. Long-term care facilities are also subject to state and federal nursing home regulations which impose strict compliance standards relating to quality of care for long-term care facilities operations, including extensive documentation and reporting requirements. In addition, pharmacists, nurses and other healthcare professionals who provide services on PharMerica's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

         Federal and state laws impose certain repackaging, labeling, and packing insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to retail customers. A drug repackager must be registered with the Food and Drug Administration. PharMerica holds all required registrations and licenses, and its repackaging operations are in material compliance with applicable state and federal requirements.

         The long-term care pharmacy business operates under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare. As is the case for nursing home services generally, PharMerica receives reimbursement from both the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. PharMerica believes that its reimbursement mix is in line with long-term care expenditures nationally.

         Federal regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practices. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid residents in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to long-term care facility residents if the long-term care facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirement, and the states in which PharMerica operates currently do require its pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid residents.

         In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect PharMerica's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers. Such limitations may increase the competition which PharMerica faces in providing services to long-term care residents. Five states (Florida, Georgia, Louisiana, Texas, and Virginia) in which PharMerica operates have freedom of choice requirements. PharMerica does not believe these requirements have, or will have, a material impact on its operations.

         PharMerica is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute and physician self-referral prohibitions. The anti-kickback statute prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute. In August 1994, the Office of Inspector General ("OIG") of the Department of Health and Human Services, issued a Special Fraud Alert regarding prescription drug marketing schemes which it believes may violate the anti-kickback statute. Among the specific activities identified in the Fraud Alert were a "product conversion" program in which a drug company offered cash awards to pharmacies who changed from another company's drug product to their product. The Fraud Alert also targets marketing programs in which drug companies offer cash or other benefits to pharmacists in exchange for marketing tasks in the course of pharmacy practice related to Medicare or Medicaid. In the fall of 1997, an assistant U.S. attorney gave a speech in which he stated the industry wide practice of drug manufacturers granting volume-related rebates to pharmacy companies is an improper payment under the federal anti-kickback statutes. The pharmaceutical industry has taken this position under advisement and PharMerica continues to monitor the situation. PharMerica is not aware of any OIG or Department of Justice investigations or actions against it. However, it is impossible to predict whether the OIG or another governmental or regulatory agency may threaten or bring such an action against PharMerica in the future.

         The physician self-referral prohibition, commonly referred to as the "Stark" law, prohibits a physician from referring Medicare or Medicaid residents to "designated health services" in which the physician (or family member) has a financial interest, either through ownership or compensation arrangements. Prohibited referrals will not be reimbursed by Medicare or Medicaid, and the statute makes it illegal to seek reimbursement from any other source. In addition, violations may result in fines and/or civil penalties and exclusion from the Medicare and Medicaid programs. The list of "designated health services" includes outpatient prescription drugs. Some states have also passed similar "anti-self referral" legislation. PharMerica does not believe that the Stark law or similar state laws, have had, or will have, a significant adverse impact on the operations of PharMerica and PharMerica is not aware of any financial arrangements between it, or any of its pharmacies, and physicians which violate the Stark law.

         In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. Further, a number of states involved in these enforcement actions have requested that the U.S. Food and Drug Administration ("FDA") exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, either the state enforcement efforts or the FDA involvement would have on PharMerica's operations.

         The United States government frequently seeks to enforce the health care laws discussed above, and to ensure accurate billing of federally-financed health care, through bringing actions against health care providers under the False Claims Act ("FCA"). The FCA provides for recovery of treble damages to the federal government, plus penalties, for the submission of false or fraudulent claims for payment to the federal government. The FCA also authorizes private citizens to bring such actions on behalf of the Untied States, and provides an incentive to private plaintiffs by granting them between 15% and 30% of any recoveries in actions they initiate. In addition, many states have also enacted their own false claims statutes modeled on the FCA and are using such statutes in actions against health care providers whom they believe have submitted false or fraudulent claims for payment under the Medicaid program or other state-financed programs. PharMerica is not aware of any FCA or state false claims investigations or actions against it or any of its pharmacies. However, it is impossible to predict whether the federal government or a state may threaten or bring such an action against PharMerica in the future.

         PharMerica believes its contract arrangements with other healthcare providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with PharMerica's interpretation and application.

EMPLOYEES

         As of March 1, 1998, PharMerica had approximately 6,376 full-time employees and approximately 1,120 part-time employees. PharMerica believes its relationship with its employees is good. None of PharMerica's employees are represented by labor unions under any collective bargaining agreement.

ITEM 2.  PROPERTIES.

         The Company's headquarters are located in approximately 100,000 square feet of leased space in the Sabal Industrial Park in Tampa, Florida. The Company also leases an aggregate of approximately 60,000 square feet for its workers' compensation business distribution facility in Tampa, Florida and approximately 22,000 square feet for its correctional facility business distribution facility in Baltimore, Maryland. The Company also leases an aggregate of approximately 7,700 square feet for regional and corporate facilities in Dallas, Texas. PharMerica leases space required for its 120 pharmacy locations. A typical pharmacy occupies between 7,000 and 10,000 square feet. Lease terms on most of the leased centers range from 3 to 5 years. The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for their intended purposes. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

         PharMerica is from time to time subject to claims and suits arising in the ordinary course of business, including claims for repayment of monies paid to PharMerica under Medicare or Medicaid. The provision of healthcare services entails an intrinsic risk of liability. As of March 1, 1998, there were no material legal proceedings pending against PharMerica that the Company believes could reasonably be expected to have a material adverse effect on the Company nor, to PharMerica's knowledge, were any material proceedings against it contemplated by any governmental authority. There can be no assurance that PharMerica will not become involved in such litigation in the future. In addition, the Company has brought an action against IHS for breach of certain agreements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1997, the following matters were submitted to a vote of the Company's securityholders in a special meeting related to the Merger held November 18, 1997:

         (1) To approve and adopt an Agreement and Plan of Merger by and between Beverly Enterprises, Inc. and the Company.

               19,348,636 - FOR        72,131 - AGAINST      16,804 - ABSTAIN
                   68.2877%                0.2062%                0.0480%

         (2) To approve and adopt an Amendment to the Company's Certificate of Incorporation.

               14,855,033 - FOR      4,636,551 - AGAINST    15,104 - ABSTAIN
                   54.5647%               14.1323%               0.0432%

         (3) To approve and adopt an Amendment to the Company's 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and Directors.

               18,952,428 - FOR        455,484 - AGAINST     29,659 - ABSTAIN
                   67.1278%                  1.3286%             0.0862%

         (4) To approve and adopt an Amended and Restated Capstone 1996 Employee Stock Purchase Plan.

               19,272,836 - FOR         206,055 - AGAINST    27,797 - ABSTAIN
                   68.0433%                   0.6154%            0.0809%


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

                                                     BID QUOTATIONS
FISCAL YEAR ENDED DECEMBER 31, 1996               HIGH              LOW
-----------------------------------              ------            -----
         1st Quarter                             $ 9.25            $7.00
         2nd Quarter                              13.38             8.50
         3rd Quarter                              13.63             9.75
         4th Quarter                              13.13             9.38

FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------
         1st Quarter                             $13.25           $10.00
         2nd Quarter                              12.00             7.75
         3rd Quarter                              12.75            10.00
         4th Quarter                              12.94             9.00

         As of March 17, 1998, the number of record holders of the Company's shares was approximately 2,082, which does not include individual participants in security position listings. The number of beneficial owners of the Company's shares exceeds 400, the minimum number required by the Nasdaq Stock Market. On March 17, 1998, the closing bid quotation for the Company's common stock was $15.00, as reported by the Nasdaq Stock Market.

         The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. THE COMPANY'S LOAN ARRANGEMENTS PROHIBIT THE PAYMENT OF DIVIDENDS.

         In the past year the Company has sold the following securities without registration under the Securities Act:

         On November 10, 1997, the Company sold 811,341 shares of its Common Stock, valued at $9,100,000, to the shareholders of Resident Care Pharmacy, Inc. as consideration for the acquisition of its institutional pharmacy business through a merger.


ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated statement of income and balance sheet data for the years ended and as of December 31, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company. As a result of the accounting treatment of the Merger, the historical financial statements of the Company are those of PCA. The consolidated statement of income and balance sheet data for the year ended and as of December 31, 1993 have been derived from the Company's internal records. The December 31, 1993 financial statement data are unaudited and, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the unaudited periods. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein, the other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                At or for the
                                                            Year Ended December 31,
                                         --------------------------------------------------------
                                              1993      1994       1995       1996         1997
                                                    (Dollars and shares in thousands)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales................................  $201,670   $247,512   $451,685   $516,400   $  652,179
Cost of sales............................    90,262    117,045    242,761    280,468      355,577
                                           --------   --------   --------   --------   ----------
  Gross profit...........................   111,408    130,467    208,924    235,932      296,602
                                           --------   --------   --------   --------   ----------
Operating expenses:
  Selling, general and administrative....    82,201     99,271    175,794    184,751      216,087
  Depreciation and amortization..........     3,741      5,734     13,219     16,392       21,408
  Restructuring charges..................        --         --         --         --        5,780
  Impairment of long-lived assets.......         --         --      9,543         --        5,155
                                           --------   --------   --------   --------   ----------
    Total operating expenses.............    85,942    105,005    198,556    201,143      248,430
                                           --------   --------   --------   --------   ----------
  Operating income.......................    25,466     25,462     10,368     34,789       48,172
Interest expense, net....................       110        113       (195)      (166)       2,483
                                           --------   --------   --------   --------   ----------
Income before provision for income taxes.    25,356     25,349     10,563     34,955       45,689
Provision for income taxes...............    10,281     10,291      5,977     14,668       18,992
                                           --------   --------   --------   --------   ----------
Net income...............................  $ 15,075   $ 15,058   $  4,586   $ 20,287   $   26,697
                                           ========   ========   ========   ========   ==========
OTHER FINANCIAL DATA:
Capital expenditures.....................     8,918      7,407     13,098      9,616       15,600

CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $ 24,537   $ 71,794   $ 77,512   $ 92,134   $  201,588
Total assets.............................    69,443    327,287    428,872    441,576    1,114,248
Long-term obligations....................     1,300      1,147        755      2,302      435,422
Stockholders' equity.....................    51,674     66,732     71,318     91,605      528,878

-----------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information incorporated by reference herein.

         This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import. Such statements include statements concerning the Company's business strategy, acquisition strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into arrangements with managed care providers on an acceptable basis, changes in reimbursement policies and demographic changes. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the "Risk Factors" section and elsewhere in this Annual Report. The forward-looking statements are made as of the date of this Annual Report and the Company assumes no obligation to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

GENERAL

         PharMerica is a leading provider of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals and the home. The Company is also a leading provider of mail order pharmacy services to the workers' compensation and catastrophic care markets. As of March 1, 1998, PharMerica provided pharmacy services to approximately 345,000 long-term care residents in 36 states and to over 106,000 workers' compensation claimants nationwide. For the year ended December 31, 1997, the Company generated, on a pro forma basis, net sales of approximately $1.0 billion and EBITDA of approximately $126.2 million.

         PharMerica was formed as a result of the Merger involving PCA, a subsidiary of Beverly, and Capstone. Capstone issued 50 million shares of its common stock and assumed approximately $275.0 million of debt to acquire all of the outstanding stock of Beverly. Immediately prior to this transaction, Beverly distributed its long-term care business to New Beverly Holdings, Inc. ("New Beverly") leaving only its institutional pharmacy business, PCA, to be acquired by Capstone. Because Beverly's shareholders owned a majority of the Company after the Merger, for accounting purposes, the transaction was treated as an acquisition of Capstone by PCA.

         Since the Merger was treated as a reverse merger transaction for accounting purposes, the shares of Capstone at the date of close plus the fair value of Capstone's outstanding options and warrants, represent the consideration for the Merger. In accordance with EITF 95-19, the purchase price in the Merger for accounting purposes was determined using the fair value of Capstone's common stock over a reasonable period of time before and after the transaction was agreed to and announced. After the Merger was consummated, the historical financial statements of the Company became those of PCA. Therefore, the Company's 1997 historical financial results reflect a full year of PCA operations and one month of Capstone operations.

         The Company believes that, when fully realized, the synergies from the Merger will be approximately $25 million annually. This includes savings primarily from the consolidation of 19 institutional pharmacies, seven of which have already occurred, more favorable pricing terms in the Company's new primary purchasing contracts and corporate and regional overhead reductions. It also includes additional income generated through expanded market coverage of available beds under the Company's existing preferred provider agreements with regional and national long-term care providers. The Company expects to realize approximately $16 million of these synergies in 1998 and the full $25 million in anticipated annual synergies (which includes approximately $2 million of additional income as described above) beginning in 1999.

         In pursuit of its acquisition strategy, the Company routinely reviews potential pharmacy and pharmacy services provider acquisitions. At any given time, the Company may be in discussions with one or more such pharmacy and pharmacy services provider owners, some of which may be material. There can be no assurance that any of these or other negotiations will lead to definitive agreements or, if agreements were reached, that any transactions would be consummated.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31,1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Net Sales. The Company's net sales increased approximately $135.8 million, or 26.3%, to $652.2 million in 1997 from $516.4 million in 1996. This increase consisted of approximately $72.0 million of same store growth and approximately $57.8 million related to acquisitions, principally the January 1, 1997 acquisition of Interstate Pharmacy Corp. and the December 1997 acquisition of Capstone. Same store growth was attributable to increased infusion therapy of approximately $19.0 million, increased mail order and other workers' compensation services of approximately $10.8 million and growth in the core institutional pharmacy business of approximately $42.2 million, primarily due to marketing and customer retention initiatives. The Company's revenues from sales to Beverly facilities increased approximately $17.4 million, or 21.2%, to $99.5 million, or 15.3% of net sales, in 1997 from $82.1 million, or 15.9% of net sales, in 1996. This increase in sales was primarily attributable to additional Beverly facilities and its residents being serviced by newly opened or acquired pharmacies.

         Cost of Sales. The Company's cost of sales increased approximately $75.1 million, or 26.7%, to $355.6 million in 1997 from $280.5 million in 1996. As a percentage of net sales, cost of sales was 54.5% in 1997 as compared to 54.3% in 1996. Cost of sales as a percentage remained stable from 1996 to 1997, primarily due to increased purchasing efficiencies related to renegotiated vendor contracts which were partially offset by competitive pricing pressures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include wages and related expenses, facility expenses, and other administrative overhead. Selling, general and administrative expenses increased approximately $31.5 million, or 17.1%, to $216.1 million in 1997 from $184.6 million in 1996. Approximately $19.3 million of this increase was attributable to acquisitions completed during 1997. The remaining increase in selling, general and administrative expenses was related to the increase in same store revenues discussed above. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% in 1997 from 35.7% in 1996. This decrease was primarily the result of implementing certain cost reduction initiatives and spreading the costs across a larger revenue base. Additionally, selling, general and administrative expenses include $3.2 million and $1.8 million in 1997 and 1996, respectively, related to management fees allocated from Beverly. These amounts do not necessarily reflect the actual cost the Company would have incurred on a stand-alone basis.

         Depreciation and Amortization. Depreciation and amortization increased approximately $5.0 million, or 30.6%, to $21.4 million in 1997 from $16.4 million in 1996. Approximately $2.7 million of this increase was related to acquisitions during such period. The remaining increase was attributable to investments in medical carts and other equipment as well as leasehold improvements.

         Restructuring Charges. During December 1997, in connection with the Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, the Company intends to close six former PCA pharmacies and has recorded restructuring costs of $5.8 million related to these closures, consisting of $3.6 million of severance covering approximately 180 pharmacy employees, $739,000 of lease termination costs and $1.4 million of other costs.

         Impairment of Long-Lived Assets. In December 1997, the Company recorded an impairment loss of approximately $5.2 million related to the planned closure of certain pharmacies as a result of the Merger. The impairment loss includes the write-off of various fixed assets, such as leasehold improvements and furniture and fixtures, which are specific to the pharmacies to be closed. Additionally, the Company wrote down certain capitalized software costs to their estimated fair values.

         Interest Expense. Prior to the Merger, the Company financed its acquisition and working capital needs through intercompany borrowings from Beverly. The Company did not incur interest on these intercompany advances. Subsequent to the Merger, the Company entered into the Credit Facility with a syndicate of commercial banks. Interest expense of approximately $2.5 million was incurred under the Credit Facility from the date of the Merger through December 31, 1997. At year end, the Company had outstanding borrowings of approximately $424.5 million. Proceeds of these borrowings were used to repay $275 million of PCA debt in connection with the Merger, refinance Capstone's existing credit facility, fund acquisitions closed in December 1997 and pay transaction costs related to the Merger.

         Provision for Income Taxes. The Company had an annual effective rate of 41.6% in December 31, 1997, compared to 42.0% in 1996. Management believes that the Company's tax rate will remain higher than the statutory federal tax rate in future years due to the non-deductibility of the goodwill recorded on certain stock acquisitions, including the Merger.

         Year 2000. The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting system and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year such that, as the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. During 1997, the Company incurred approximately $250,000 to modify existing computer systems and applications and estimates that approximately $1.7 million in the aggregate will be incurred in 1998 and 1999. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major customers and suppliers. The Company is not aware of any Year 2000 problems of any of its significant customers or suppliers.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         Net Sales. The Company's net sales increased approximately $64.7 million, or 14.3%, to $516.4 million in 1996, from $451.7 million in 1995. This increase was primarily related to the 1995 acquisition of a mail service pharmacy business, Pharmacy Management Services, Inc. ("PMSI"), and other acquisitions, which added approximately $54.1 million to revenues, and, to a lesser extent, internal growth.

The Company's revenues from sales to Beverly facilities and its residents decreased approximately $2.3 million, or 1.4%, to $160.7 million, or 31.1% of net sales in 1996 from $163.0 million, or 36.1% of net sales, in 1995. This decrease was primarily attributable to Beverly's disposition of approximately 83 nursing facilities in 1996 and 29 nursing facilities in 1995.

         Cost of Sales. The Company's cost of sales increased approximately $37.7 million, or 15.5%, to $280.5 million in 1996 from $242.8 million in 1995. As a percentage of net sales, cost of sales was 54.3% in 1996 as compared to 53.7% in 1995, primarily related to the full year impact of the lower gross margin mail service business purchased from PMSI.

         Selling, General and Administrative Expenses. The Company's total selling, general and administrative expenses increased approximately $9.0 million, or 5.1%, to $184.6 million in 1996 from $175.6 million in 1995. Approximately $5.2 million of this increase was related to the mid-1995 purchase of PMSI with the remainder of the increase attributable to increased same store revenues and severance and relocation expenses associated with the 1996 reorganization and relocation of the Company's corporate offices.

         Depreciation and Amortization. Depreciation and amortization expense increased approximately $3.2 million, or 24.0%, to $16.4 million in 1996 from $13.2 million in 1995, primarily related to the amortization of goodwill associated with the PMSI transaction completed in mid-1995.

         Income Taxes. The Company had an annual effective tax rate of 42.0% in 1996, compared to 56.6% in 1995. The annual effective tax rate for 1996 was higher than the federal statutory rate primarily due to the impact of non-deductible goodwill associated with the acquisition of PMSI. The annual effective tax rate in 1995 was higher than the federal statutory rate primarily due to the impact of non-deductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121.

IMPACT OF INFLATION

         Inflation has not materially affected the Company's profitability, primarily because price increases have generally been obtained to cover inflationary drug cost increases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for acquiring institutional pharmacy companies, financing working capital requirements and purchasing equipment for existing pharmacies. The Company anticipates its future capital requirements will primarily be needed to finance the acquisition of institutional pharmacy operations.

         For the year ended December 31, 1997, on a pro forma basis, the Company completed 13 acquisitions for an aggregate purchase price of approximately $133.0 million in cash and stock. At the time of their acquisition, these businesses had aggregate annual revenues of approximately $124.0 million and serviced approximately 49,000 long term care beds.

         In connection with the Merger in December 1997, the Company entered into a revolving $550.0 million credit facility (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank ("Chase") acts as administrative agent. Approximately $113.7 million of the Credit Facility was used to retire principal amounts outstanding under the Company's prior credit facility and fund transaction costs related to the Merger and approximately $275.0 million was used to retire PCA debt assumed in connection with the Merger. The Credit Facility bears interest, at the option of the Company, at (a) the greater of Chase's base CD rate, Chase's prime rate (plus an applicable margin) or the federal funds rate plus an applicable margin, or (b) the London interbank market rate, plus an applicable margin based upon the Company's leverage ratio. Availability under the Credit Facility is subject to the Company's leverage ratio and other provisions and covenants.


         In December 1997, the Company received approximately $8.9 million from the exercise of certain warrants and anticipates receiving an additional approximately $7.0 million from the exercise of outstanding warrants over the next twelve months.

         The Company believes its liquidity and capital resources are adequate to meet its operating needs for the foreseeable future. In order to implement its growth strategy, the Company will require substantial capital resources and will need to incur, from time to time, additional indebtedness. Availability under the Credit Facility will be used primarily to fund the Company's future acquisitions of institutional pharmacy operations. In the event the funding requirements in connection with the potential future acquisitions exceed the funds available pursuant to the Credit Facility, the Company also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions . There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and Supplementary Data are attached hereto, following page 27, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND
         PRINCIPAL HOLDERS

         Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)&(2) and (d) Financial Statements and Financial Statement Schedules. See Index to Financial Statements included elsewhere in this Annual Report.

         (a)(3) and (c) Exhibits. See Index of Exhibits annexed hereto.

         (b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K dated within the fourth quarter of the twelve month period ended December 31, 1997:

          1. Form 8-K, dated October 15, 1997, filed with respect to the acquisition of the assets of Med-Tec Pharmaceutical Services, Inc.

          2. Form 8-K, dated December 12, 1997, filed with respect to the completion of the Merger and the change of Registrant's name.

          3. Form 8-K, dated November 16, 1997, filed with respect to financial statements for the acquisition of Pennsylvania Prescriptions, Inc., Med-Tec Pharmaceutical Services, Inc., and certain pro forma financial data.

          4. Form 8-K/A, dated December 3, 1997, filed with respect to certain financial data for the Merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPSTONE PHARMACY SERVICES, INC.

                                         By: /s/  James D. Shelton
                                             ---------------------------------
                                             James D. Shelton,
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                              DATE
              ---------                                   -----                              ----
/s/ C. Arnold Renschler, M.D.              President, Chief Executive Officer and        March 27, 1998
-----------------------------------        Director (Principal Executive Officer)
C. Arnold Renschler, M.D.

/s/ James D. Shelton                       Chief Financial Officer, Executive Vice       March 27, 1998
-----------------------------------        President and Secretary (Principal
James D. Shelton                           Financial and Accounting Officer)

/s/ David R. Banks                         Director                                      March 27, 1998
-----------------------------------
David R. Banks

/s/ Cecil S. Harrell                       Director                                      March 27, 1998
-----------------------------------
Cecil S. Harrell

/s/ Boyd W. Hendrickson                    Director                                      March 27, 1998
-----------------------------------
Boyd W. Hendrickson

/s/ Morris A. Perlis                       Director                                      March 27, 1998
-----------------------------------
Morris A. Perlis

/s/ Frederick C. Powell                    Director                                      March 27, 1998
-----------------------------------
Frederick C. Powell



/s/ Albert Reichmann                       Director                                      March 27, 1998
-----------------------------------
Albert Reichmann

/s/ Allan C. Silber                        Chairman                                      March 27, 1998
-----------------------------------
Allan C. Silber

/s/ Edward Sonshine, Q.C.                  Director                                      March 27, 1998
-----------------------------------
Edward Sonshine, Q.C.

/s/ Gail Wilensky                          Director                                      March 27, 1998
-----------------------------------
Gail Wilensky


                         INDEX TO FINANCIAL STATEMENTS

PHARMERICA, INC.
Report of Independent Public Accountants....................   F-2
Report of Ernst & Young LLP, Independent Auditors...........   F-3
Audited Financial Statements and Schedule:
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................   F-4
  Consolidated Statements of Income for the years ended
     December 31, 1995, 1996 and 1997.......................   F-5
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1995, 1996 and 1997...........   F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.......................   F-7
  Notes to Consolidated Financial Statements................   F-8
  Schedule II -- Valuation and Qualifying Accounts..........  F-23
  Quarterly Financial Data..................................  F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PharMerica, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheet of PharMerica, Inc. and subsidiaries (a Delaware corporation and formerly Pharmacy Corporation of America and subsidiaries) as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PharMerica, Inc. and subsidiaries as of December 31, 1996 and 1995, were audited by other auditors whose report dated April 18, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharMerica, Inc. and subsidiaries as of December 31, 1997, and the results of their operations, and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                 /s/  ARTHUR ANDERSEN LLP

Baltimore, Maryland
February 9, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PharMerica, Inc.

     We have audited the accompanying consolidated balance sheets of PharMerica, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PharMerica, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/  ERNST & YOUNG LLP

Little Rock, Arkansas
April 18, 1997

                       PHARMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1996           1997
                                                              --------      ----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  7,575      $   34,215
  Accounts receivable, net of allowance for doubtful
     accounts of $13,890 and $22,096........................    94,461         205,225
  Inventories...............................................    22,025          51,766
  Prepaid expenses and other current assets.................       335           6,307
  Deferred tax asset........................................        --          35,360
                                                              --------      ----------
          Total current assets..............................   124,396         332,873
Equipment and leasehold improvements, net...................    36,784          46,599
Goodwill, net of accumulated amortization of $17,865 and
  $26,653...................................................   276,430         723,954
Other assets, net...........................................     3,966          10,822
                                                              --------      ----------
          Total assets......................................  $441,576      $1,114,248
                                                              ========      ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $ 31,294      $  109,483
  Current portion of long-term debt.........................       968           7,533
  Accrued restructuring charges.............................        --          14,269
                                                              --------      ----------
          Total current liabilities.........................    32,262         131,285
Deferred income taxes.......................................     3,980          21,216
Long-term debt, net of current portion......................     1,334         427,889
Due to former parent........................................   312,395              --
Accrued restructuring charges, net of current portion.......        --           4,980
                                                              --------      ----------
          Total liabilities.................................   349,971         585,370
                                                              --------      ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $0.01 par value; 1,000 shares authorized at
     December 31, 1996; and 300,000,000 shares authorized at
     December 31, 1997; and 1,000 shares issued and
     outstanding as of December 31, 1996 and 87,930,184
     shares issued and 87,591,722 shares outstanding as of
     December 31, 1997......................................         1             876
  Preferred stock, $.01 par value; and 0 shares authorized
     at December 31, 1996; 500,000 shares authorized at
     December 31, 1997; 0 shares issued and outstanding as
     of December 31, 1996 and 1997..........................        --              --
  Additional paid-in capital................................     3,866         413,567
  Retained earnings.........................................    87,738         114,435
                                                              --------      ----------
          Total stockholders' equity........................    91,605         528,878
                                                              --------      ----------
          Total liabilities and stockholders' equity........  $441,576      $1,114,248
                                                              ========      ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       PHARMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1995         1996         1997
                                                             ----------   ----------   ----------
Net sales..................................................  $  451,685   $  516,400   $  652,179
Cost of sales..............................................     242,761      280,468      355,577
                                                             ----------   ----------   ----------
  Gross profit.............................................     208,924      235,932      296,602
                                                             ----------   ----------   ----------
Operating expenses:
  Selling, general and administrative expenses.............     175,599      184,585      216,087
  Depreciation and amortization............................      13,219       16,392       21,408
  Restructuring charges....................................          --           --        5,780
  Impairment of long-lived assets..........................       9,543           --        5,155
                                                             ----------   ----------   ----------
          Total operating expenses.........................     198,361      200,977      248,430
                                                             ----------   ----------   ----------
          Operating income.................................      10,563       34,955       48,172
Interest expense, net......................................          --           --        2,483
                                                             ----------   ----------   ----------
          Income before provision for income taxes.........      10,563       34,955       45,689
Provision for income taxes.................................       5,977       14,668       18,992
                                                             ----------   ----------   ----------
          Net income.......................................  $    4,586   $   20,287   $   26,697
                                                             ==========   ==========   ==========
Pro forma earnings per common share........................                            $     0.50
                                                                                       ==========
Shares used in computing pro forma earnings per common
  share....................................................                                52,896
                                                                                       ==========

 The accompanying notes are an integral part of these consolidated statements.

                       PHARMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                         COMMON STOCK
                                                        ---------------     ADDITIONAL      RETAINED
                                                        SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS
                                                        ------   ------   ---------------   --------
Balance at January 1, 1995............................       1    $  1       $  3,866       $ 62,865
Net income............................................      --      --             --          4,586
                                                        ------    ----       --------       --------
Balance at December 31, 1995..........................       1       1          3,866         67,451
Net income............................................      --      --             --         20,287
                                                        ------    ----       --------       --------
Balance at December 31, 1996..........................       1       1          3,866         87,738
Recapitalization in connection with the acquisition of
  Capstone Pharmacy Services, Inc.....................  49,999     499           (499)            --
Capital contribution from Beverly Enterprises,
  Inc. ...............................................      --      --         15,076             --
Issuance of common stock:
  Stock issued in connection with acquisition of
     Capstone Pharmacy Services, Inc. ................  34,980     350        377,150             --
  Stock issued in connection with acquisition of
     Resident Care Pharmacy, Inc. ....................     811       8          9,092             --
  Stock issued in connection with exercise of
     warrants.........................................   1,800      18          8,882             --
Net income............................................      --      --             --         26,697
                                                        ------    ----       --------       --------
Balance at December 31, 1997..........................  87,591    $876       $413,567       $114,435
                                                        ======    ====       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                       PHARMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995        1996       1997
                                                              ---------   --------   --------
Cash Flows from Operating Activities:
  Net income................................................  $   4,586   $ 20,287   $ 26,697
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization..........................     13,219     16,392     21,408
     Restructuring charges..................................         --         --      5,780
     Impairment of long-lived assets........................      9,543         --      5,155
     Gain on dispositions of assets.........................         --       (250)        --
     Deferred income taxes (benefit)........................       (909)     4,159     (4,879)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
       Accounts receivable..................................     (4,810)    (7,974)   (30,471)
       Inventories..........................................      2,282      3,510    (10,581)
       Prepaid expenses and other current assets............        614        (44)     5,419
       Accounts payable and accrued expenses................     (2,836)    (7,498)    14,202
       Accrued restructuring charges........................         --         --       (273)
                                                              ---------   --------   --------
          Total adjustments.................................     17,103      8,295      5,760
                                                              ---------   --------   --------
Net cash flows from operating activities....................     21,689     28,582     32,457
                                                              ---------   --------   --------
Cash Flows from Investing Activities:
  Payments for acquisitions, net of cash acquired...........     (2,151)   (10,835)   (19,178)
  Proceeds from dispositions................................         --      2,152         --
  Purchases of property and equipment.......................    (13,098)    (9,616)   (15,600)
  Other, net................................................      1,852        329     (4,299)
                                                              ---------   --------   --------
Net cash flows from investing activities....................    (13,397)   (17,970)   (39,077)
                                                              ---------   --------   --------
Cash Flows from Financing Activities:
  Advances (to) from former Parent, net.....................     (9,716)    (5,064)  (275,000)
  Proceeds from exercise of warrants........................         --         --      8,900
  Proceeds from issuance of long-term obligations...........        143         --    424,524
  Repayments of long-term obligations.......................       (877)    (1,288)  (125,164)
                                                              ---------   --------   --------
Net cash flows from financing activities....................    (10,450)    (6,352)    33,260
                                                              ---------   --------   --------
Net (decrease) increase in cash and cash equivalents........     (2,158)     4,260     26,640
Cash and cash equivalents, beginning of year................      5,473      3,315      7,575
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $   3,315   $  7,575   $ 34,215
                                                              =========   ========   ========
Supplemental Schedule of Cash Flow Information:
  Cash paid during the year for:
     Interest...............................................  $      35   $     11   $  2,716
                                                              =========   ========   ========
     Taxes..................................................  $      --   $     --   $  6,792
                                                              =========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                       PHARMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     PharMerica, Inc., (the surviving company of the merger (the "Merger") of Capstone Pharmacy Services, Inc. (Capstone) and Pharmacy Corporation of America
(PCA)) together with its subsidiaries (the "Company"), is a Delaware corporation (Note 2).

     The Company is one of the nation's largest institutional pharmacies principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations. The Company also provides mail service pharmacy services, including the delivery of drugs and medical equipment to workers' compensation payors, claimants and employers. As of December 31, 1997, the Company operated 124 pharmacies and pharmacy related outlets.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PharMerica, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives or, with respect to leasehold improvements, over the term of the lease if shorter:

Furniture, fixtures and equipment...........................  3-15 years
Software and computer equipment.............................   3-5 years
Leasehold improvements......................................     5 years

     Equipment and leasehold improvements obtained in acquisitions of subsidiaries are depreciated or amortized based on their remaining useful lives at the acquisition date.

                       PHARMERICA, INC. AND SUBSIDIARIES

INTANGIBLE ASSETS

  Goodwill

     Costs in excess of fair values of businesses acquired are recorded as goodwill and amortized using the straight-line method over 40 years. Amortization of goodwill amounted to approximately $6,414,000, $7,279,000, and $8,795,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1997, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of an asset to its carrying amount.

     In 1995, the Company recorded an impairment loss of approximately $5,392,000 upon adoption of SFAS No. 121. The impairment indicators which led to recording this loss were as follows: two pharmacies, purchased by the Company in late 1994, had operating losses in 1995, and the Company anticipated future operating losses for these facilities primarily related to Beverly's lack of presence in the markets; one pharmacy, located in a state where Beverly had recently sold all of its interest, began to lose the contracts that had been assumed by the new owners, and it became apparent that the operations would not recover to their previous level; and, lastly, the Company operates a medical records servicing business which lost approximately half of its business in 1995 when Beverly pursued a different vendor for this service. Accordingly, management estimated the undiscounted future cash flows to be generated by each business. The undiscounted future cash flow estimates were less than the carrying value of such businesses, so management estimated the fair value of such businesses based on such cash flows and wrote the carrying values down to their estimates of fair value. Management calculated the fair values of the impaired businesses by using the present values of estimated future cash flows.

     In addition to the SFAS No. 121 charge, the Company recorded an impairment loss in 1995 of approximately $4,151,000 primarily related to the write-off of software costs. In conjunction with the Company's 1995 acquisition of Pharmacy Management Services, Inc. ("PMSI") (see Note 2), PMSI's Vice President of Management Information Systems assumed the management information systems' functions for the Company and redirected the Company's systems development initiatives, which caused a write-off of certain software and systems development costs.

     In 1997, the Company recorded an impairment loss of approximately $5,155,000 related to the planned closure of certain pharmacies as a result of the merger with Capstone (see Note 2). The impairment loss includes the write-off of various fixed assets, such as leasehold improvements and furniture and fixtures, which are specific to the pharmacies to be closed. Additionally, the Company has capitalized software costs which have also been included in the SFAS 121 loss. These assets have been written-down to their estimated fair value, and management anticipates the disposal of these assets will occur during the next year.

                       PHARMERICA, INC. AND SUBSIDIARIES

INSURANCE

     The Company was previously insured for general liability and workers' compensation risks through the self-insurance programs of Beverly. Beverly allocated expense to the Company based on the relative percentage of insurance costs incurred by Beverly on behalf of the Company. Total insurance allocations to the Company were approximately $1,409,000, $1,829,000 and $2,558,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Management believes these charges represent a reasonable allocation of the costs incurred by Beverly on behalf of the Company.

401(K) BENEFIT PLAN

     The Company sponsors a supplemental retirement program established under
Section 401(k) of the Internal Revenue Code, as amended. Contributions by the Company may be made to the plan subject to the discretion of the Board of Directors. No Company contribution was made for the years ended December 31, 1995, 1996 and 1997.

REVENUE RECOGNITION

     Revenues are recorded as products are shipped and services rendered. A portion of the Company's sales are covered by various state and Federal reimbursement programs, which are subject to review and/or audit. Reimbursement programs are also subject to change from time to time. Revenues are reported at the estimated net amounts to be received from individuals, third party payors, nursing facilities and others. Approximately 41%, 37% and 37% of the Company's operating revenues for 1995, 1996 and 1997, respectively, were derived from funds under federal and state medical assistance programs.

     The Company also recognizes revenue under certain capitated arrangements. However, these revenues are insignificant and any losses related to these contracts are accrued as they are incurred.

CONCENTRATION OF CREDIT RISK

     A significant portion of the Company's revenue and related receivables are reimbursed from two primary payors, Medicaid and Medicare. Collectively, Medicaid and Medicare accounted for 43% and 34%, respectively, of accounts receivable reported on the consolidated balance sheets at December 31, 1996 and 1997.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for stock option grants. See
Note 8 for the pro forma effects on the Company's reported net income assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

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

                       PHARMERICA, INC. AND SUBSIDIARIES

"temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

PRO FORMA EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. SFAS No. 128 was effective for fiscal years ending after December 15, 1997.

     As a result of the significant change in the Company's capital structure during the year, caused by the Merger, the Company has reported pro forma earnings per share. Pro forma earnings per share is computed using the weighted average number of shares of common stock outstanding giving effect to the issuance of 50,000,000 shares in connection with the Merger for all of 1997.

                       PHARMERICA, INC. AND SUBSIDIARIES

2. ACQUISITIONS

  1997 Acquisitions

     In January 1997, the Company acquired Interstate Pharmacy Corp., which provides institutional pharmacy services from twelve pharmacies throughout the state of Hawaii. The purchase price was $20,138,000, and goodwill at the date of acquisition was $12,000,000.

     In March 1997, the Company acquired the assets of Intramed, Inc. and Black-Hills Pharmaceutical Services, Inc., providers of institutional pharmacy and infusion therapy services in the state of South Dakota. The total purchase price was $2,429,000, and goodwill at the date of acquisition was $1,669,000.

     In April 1997, the Company acquired the assets of River City Pharmacy, Inc., an Indiana based Institutional pharmacy. The purchase price was $5,407,000, and goodwill at the date of acquisition was $4,450,000.

     On December 3, 1997, Capstone issued 50,000,000 shares of its common stock and paid $15,732,000 to acquire all of the outstanding stock of Beverly Enterprises, Inc. Immediately prior to this transaction, Beverly had completed a distribution of its long-term care business to New Beverly Holdings, Inc. (New Beverly) leaving only its institutional pharmacy business, PCA, to be acquired by Capstone. Because Beverly's shareholders own a majority of the surviving corporation, for accounting purposes, the transaction has been treated as an acquisition of Capstone by PCA.

     In accordance with EITF 95-19, the purchase price has been determined using the fair value of Capstone's common stock over a reasonable period of time before and after the transaction was agreed to and announced. In a reverse merger transaction, the shares of Capstone at the date of close represent the consideration for the merger, plus the fair value of Capstone's outstanding options and warrants, calculated using the Black-Scholes option pricing model. After the merger was consummated, the historical financial statements of the Company became those of PCA.

     In December 1997, the Company acquired Hollins Manor I, LLC, which provides institutional pharmacy services to long-term care facilities in the state of Virginia. The purchase price was $7,700,000 and goodwill at the date of acquisition was $7,398,000.

     In December 1997, the Company purchased Family Center Pharmacy, Inc., a Pittsburgh, Pennsylvania based provider of institutional pharmacy services doing business as Medical Arts Pharmacy. The purchase price was $9,216,000. The agreement also provides for an earn-out based on the future adjusted earnings of the business, payable in cash. Goodwill at the date of acquisition was $8,384,000.

     Also, in December 1997, the Company purchased Resident Care Pharmacy, Inc. (Resident Care), a North Carolina based institutional pharmacy. The total consideration was $12,967,000, including $9,100,000 representing the issuance of 811,341 shares of the Company's common stock, a non-compete note payable of $1,444,000, assumed debt of $1,592,000 and a cash payment of $831,000. Goodwill at the date of acquisition was $13,610,000.

  1996 Acquisitions

     During 1996, the Company acquired three institutional pharmacies for cash of approximately $10,835,000 and disposed of one institutional pharmacy for cash proceeds of approximately $2,152,000.

  1995 Acquisitions

     In June 1995, Beverly acquired Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,361,000 shares of Beverly common stock, plus closing and related costs, for a total purchase price of approximately $162,900,000. As a leading independent nationwide provider of medical cost

                       PHARMERICA, INC. AND SUBSIDIARIES
containment and managed care services to workers' compensation payors and claimants, PMSI's services included pharmacy benefit management through both a national retail pharmacy network and home delivery of prescription drugs, medical supplies and medical equipment (the "mail service business") as well as a workers' compensation preferred provider organization (the "PPO business"). The mail service business was contributed by Beverly to the Company in June 1995 and has been operated by the Company since that time. The PPO business was transferred to another of Beverly's wholly-owned subsidiaries. Beverly's acquisition of PMSI resulted in additional goodwill to Beverly of approximately $139,600,000. Based on the fair value of the mail service net assets, Beverly allocated approximately $97,700,000 of the PMSI purchase price to the Company, including goodwill of approximately $83,800,000. The Company also purchased one institutional pharmacy during 1995 for cash of approximately $2,492,000.

     All business acquisitions described above have been accounted for by the purchase method of accounting with the assets and liabilities of the acquirees recorded at their estimated fair market values at the date of acquisition. The operations of the acquirees, since the dates of acquisition, are included in the accompanying consolidated statements of income. Goodwill for these business acquisitions is being amortized over forty years.

PRO FORMA FINANCIAL INFORMATION

     Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1996 and 1997, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above and previous acquisitions of Capstone had been made as of January 1, 1996 (in thousands, except per share data).

                                                                     (UNAUDITED)
                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1996            1997
                                                              ----------      ----------
Net sales...................................................  $  883,619      $1,019,349
Income before taxes, interest, depreciation and
  amortization..............................................      86,522         126,213
Income before extraordinary items...........................  $   20,098      $   35,524
                                                              ==========      ==========
Diluted income per share....................................  $     0.24      $     0.42
                                                              ==========      ==========

     The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (3) the per share effect of stock issued as part of the acquisitions, and (4) the related income tax effects and exclude certain nonrecurring and restructuring costs. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired companies been combined in prior years.

                       PHARMERICA, INC. AND SUBSIDIARIES

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements at December 31, 1996 and 1997, are comprised of the following (in thousands):

                                                                1996       1997
                                                              --------   --------
Furniture, fixtures and equipment...........................  $ 32,691   $ 41,409
Software and computer equipment.............................    21,225     25,457
Leasehold improvements......................................    11,460     13,022
Construction in progress....................................       345      1,376
                                                              --------   --------
                                                                65,721     81,264
Accumulated depreciation and amortization...................   (28,937)   (34,665)
                                                              --------   --------
Equipment and leasehold improvements, net...................  $ 36,784   $ 46,599
                                                              ========   ========

     Depreciation and amortization of equipment and leasehold improvements amounted to approximately $4,534,000, $6,737,000 and $9,452,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     To finance the repayment of the intercompany debt between Beverly and the Company as well as provide capital for future acquisitions, Capstone extinguished its outstanding debt under its credit facility with five commercial banks just prior to the merger and replaced it with a new $550,000,000 credit agreement with several commercial banks. Extinguishment of the existing debt, including the payoff of the outstanding balance of $113,700,000 and the write-off of $1,074,000 in deferred financing costs was reflected in the purchase price allocation. The Company incurred approximately $840,000 in debt acquisition costs associated with the new credit agreement, which are to be amortized over the life of the debt. The credit agreement allows PharMerica to obtain loans at any time and matures on December 3, 2002.

     Under the new credit agreement, the Company has the option to borrow under an alternate base rate or a Eurodollar loan rate. Interest rates on the alternate base rate loans are at the greatest of (a) the prime rate, (b) the base certificate of deposit rate plus 1% or (c) the federal funds effective rate on the date of the loan. Interest on the alternate base rate loans is due quarterly in arrears. Interest rates on the Eurodollar loans are calculated using the adjusted LIBOR rate for the interest period in effect, plus the applicable rate. The adjusted LIBOR rate is the LIBOR rate for such interest period multiplied by the statutory reserve rate. The applicable rate and the statutory reserve rate are defined in the credit agreement. Interest on the Eurodollar loans is due on the last day of the interest period applicable to the borrowing. As of December 31, 1997, the Company's outstanding borrowings total $424,524,000 under a Eurodollar loan at an effective interest rate, including the amortization of deferred financing costs of 7.3%. The weighted average and the highest outstanding balance under this agreement for the period outstanding through December 31, 1997 was $416,776,000 and $424,524,000, respectively.

     The new credit agreement stipulates certain covenants relating to various financial ratios, including a leverage ratio and a minimum net worth requirement, among other restrictive covenants.

     In connection with the acquisition of Capstone, the Company assumed all the long-term obligations that had previously existed under Capstone.

     On November 1, 1995, Capstone elected not to make a scheduled installment payment on a note payable to former stockholders of a subsidiary in the aggregate principal amount of $1,000,000, due to a dispute with these former stockholders. This amount is recorded as current portion of long-term debt in the accompanying consolidated balance sheets as of December 31, 1997.

                       PHARMERICA, INC. AND SUBSIDIARIES

     Long-term debt at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                                1996       1997
                                                              --------   --------
Borrowings under a $550,000 credit agreement with a group of several commercial banks, interest at varying rates based
  on the type of borrowing, secured by substantially all
  assets of the Company, due at scheduled maturity in
  December 2002.............................................  $     --   $424,524
Unsecured notes payable to former stockholders of a previous
  Capstone acquiree, interest at 6%, currently payable......        --      1,000
Unsecured note payable to former owners of a previous
  Capstone acquiree, non-interest bearing, payable in
  monthly installment of $20 beginning in March 1998,
  remaining balance due January 1999........................        --      1,100
Unsecured note payable to former stockholders of Hollins
  Manor, non-interest bearing with $1,000 installments due
  and payable on June 3, 1998 and December 7, 1998..........                2,000
Assumed note payable from Resident Care acquisition, due
  currently.................................................        --      1,592
Non-Compete payable to eight individuals, payable in
  installments ranging from $25 to $128, through 2001.......        --      1,644
Capital lease obligations (Note 7)..........................     2,262      3,224
Other.......................................................        40        338
                                                              --------   --------
                                                                 2,302    435,422
Less: Current portion.......................................       968      7,533
                                                              --------   --------
Long-term portion...........................................  $  1,334   $427,889
                                                              ========   ========

     Future maturities of long-term debt, exclusive of capital lease obligations at December 31, 1997, follow (in thousands):

1998........................................................  $  5,975
1999........................................................     1,599
2000........................................................        50
2001........................................................        50
2002........................................................   424,524
                                                              --------
                                                              $432,198
                                                              ========

     Interest expense for the years ended December 31, 1995, 1996 and 1997, was approximately $35,000, $11,000 and $2,754,000, respectively. These amounts include amortization of deferred financing costs of approximately $0, $0 and $113,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Based on the borrowing rates currently available to the Company, the fair value of long-term debt, exclusive of capital lease obligations, as of December 31, 1997, is not materially different than the recorded value.

5. RESTRUCTURING CHARGES

     During December 1997, in connection with the merger with Capstone, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, management intends to close 6 former PCA pharmacies, 14 former Capstone pharmacies, and will relocate Capstone's corporate headquarters from Irving, Texas to Tampa, Florida. Management anticipates that the restructuring activities in connection with the merger will be substantially completed within the next fiscal year.

                       PHARMERICA, INC. AND SUBSIDIARIES

     The Company has recorded restructuring costs of $5,780,000 related to the closure of the former PCA pharmacies, consisting of $3,621,000 of severance covering approximately 180 pharmacy employees, $739,000 of lease termination costs and $1,420,000 of other exit costs.

     The Company has also assumed liabilities, included in the Capstone purchase price allocation, of $9,583,000 related to the closure of the former Capstone pharmacies and the relocation of Capstone's former headquarters, consisting of $5,036,000 of severance covering approximately 260 employees, $3,059,000 of lease termination costs and $1,488,000 of relocation costs. The terminated positions were comprised primarily of pharmacy employees and several regional and corporate positions.

     As of December 31, 1997, approximately $200,000 has been charged against these restructuring accruals.

     In connection with the Capstone acquisition, the Company assumed approximately $3,886,000 of liabilities from previous Capstone restructurings consisting primarily of remaining lease termination costs.

6. INCOME TAXES

     Prior to the merger with Capstone and the spin-off of the Beverly nursing home business, the Company was included in the consolidated federal income tax returns of Beverly. The tax provisions for Beverly subsidiaries, including the Company, were determined on a separate company basis. The resultant income taxes payable to, or tax benefit receivable from, Beverly flowed through the "Due to Former Parent" account. The Company's provision for income taxes consists of the following for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1995        1996        1997
                                                          -------    --------    --------
Federal:
  Current...............................................  $5,667     $ 8,649     $12,963
  Deferred..............................................    (748)      3,423       2,668
State:
  Current...............................................   1,219       1,860       2,788
  Deferred..............................................    (161)        736         573
                                                          ------     -------     -------
                                                          $5,977     $14,668     $18,992
                                                          ======     =======     =======

     The actual income tax expense for the years ended December 31, 1995, 1996 and 1997, is different from the amounts computed by applying the statutory Federal income tax rates to income before taxes. The reconciliation of these differences follow:

                                                               FOR THE YEAR ENDED DECEMBER
                                                                           31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    ------    --------
Tax benefit at statutory rate...............................    35.0%     35.0%       35.0%
State income taxes, net of federal income tax effect........     6.5       4.8         4.6
Tax effect of permanent differences.........................    14.4       1.6         2.0
Other items, net............................................     0.7       0.6          --
                                                               -----      ----      ------
Provision for income taxes..................................    56.6%     42.0%       41.6%
                                                               =====      ====      ======

                       PHARMERICA, INC. AND SUBSIDIARIES

     The tax effect of cumulative temporary differences at December 31, 1996 and 1997 follow (in thousands):

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Current Deferred Taxes:
  Accounts receivable allowances............................  $ 5,014    $11,568
  Inventory.................................................      363        686
  Accrued restructuring charges.............................       --      1,537
  Other accrued liabilities.................................      212     21,569
                                                              -------    -------
Net current deferred tax asset..............................  $ 5,589    $35,360
                                                              =======    =======
Non-Current Deferred Taxes:
  Goodwill..................................................  $    --    $14,784
  Accumulated depreciation and other........................    9,569      6,432
                                                              -------    -------
Net non-current deferred tax liability......................  $ 9,569    $21,216
                                                              =======    =======

     As of December 31, 1996, due to former parent includes cumulative amounts for current and deferred taxes payable of $56,700,000 and $3,980,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office and warehouse space, automobiles and equipment. Rental expense under these leases aggregated approximately $13,005,000, $12,142,000 and $13,642,000 for the years ended December 31, 1995 and 1996, and
1997, respectively.

     Future minimum lease payments are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                   CAPITAL LEASES    OPERATING LEASES
------------------------                                   --------------    ----------------
1998.....................................................      $1,787            $ 9,676
1999.....................................................       1,145              5,112
2000.....................................................         425              3,206
2001.....................................................         224              2,153
2002.....................................................          33              1,306
2003 and thereafter......................................          --              3,129
                                                               ------            -------
Total minimum lease payments.............................       3,614            $24,582
                                                                                 =======
Less: amount representing interest.......................         390
                                                               ------
Present value of net minimum lease payments..............       3,224
Less: current portion....................................       1,557
                                                               ------
Long-term portion........................................      $1,667
                                                               ======

CONTINGENCIES

     The Company is subject to various claims and litigation in the ordinary course of its business. In the opinion of management and outside counsel, the ultimate settlement of these claims and litigation will not have a material adverse effect on the financial position or future operating results of the Company.

     As of December 31, 1997, the Company has recorded $4,880,000 of accrued liabilities related to certain loss contingencies that are both probable and reasonably estimable.

                       PHARMERICA, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

     The Company has eight stock option plans and an employee stock purchase plan covering up to 12,385,000 shares of the Company's common stock, pursuant to which officers, directors and employees of the Company are eligible to receive either incentive or non-qualified options. Stock options generally expire five or ten years from the date of grant. The exercise price of an incentive stock option is equal to the fair market value of the Company's common shares on the date such option was granted. The exercise price of non-qualified stock options may be less than the fair market value on the date of grant.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its fixed option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and pro forma earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1995      1996       1997
                                                         ------    -------    -------
Net income:
  As reported..........................................  $4,586    $20,287    $26,697
  Pro forma............................................   4,577     20,019     25,083
Pro forma earnings per share:
  As reported..........................................                          0.50
  Pro forma............................................                          0.47

     A summary of option transactions during the years ended December 31, 1995, 1996 and 1997 follow:

                                                         YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------
                                       1995                        1996                        1997
                            --------------------------   ------------------------   --------------------------
                                           WEIGHTED                   WEIGHTED                     WEIGHTED
                                           AVERAGE                    AVERAGE                      AVERAGE
                             SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ---------   --------------   -------   --------------   ---------   --------------
Options outstanding,
  beginning of year.......     89,000       $6.41         92,000       $6.26          753,000       $7.99
Granted...................      3,000        1.03        661,000        8.23        5,207,000        8.68
                            ---------       -----        -------       -----        ---------       -----
Options outstanding, end
  of year.................     92,000       $6.26        753,000       $7.99        5,960,000       $8.60
Shares available for
  future grant............                                                          3,952,500
Options exercisable at end
  of year.................     92,000       $6.26        753,000       $7.99        3,818,000       $8.06
Weighted average fair
  value of options
  granted.................                  $8.70                      $4.56                        $5.34
                                            =====                      =====                        =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option pricing model:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1995         1996         1997
                                                      --------    ----------    --------
Risk-free interest rate.............................       6.0%         6.5%         6.5%
Expected life.......................................  10 years     10 years     10 years
Volatility..........................................        35%          34%          34%

                       PHARMERICA, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                        OPTIONS EXERCISABLE
                                         OPTIONS OUTSTANDING                     ---------------------------------
                       -------------------------------------------------------       NUMBER
                            NUMBER                                               EXERCISABLE AT
RANGE OF                OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE    DECEMBER 31,    WEIGHTED AVERAGE
EXERCISE PRICES        DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE         1997         EXERCISE PRICE
---------------        -----------------   ----------------   ----------------   --------------   ----------------
$ 1.03 - $ 5.00......        895,000          6.9 years            $ 4.10            870,000           $ 4.09
$ 5.00 - $ 7.50......        293,000          7.1 years              6.46            286,000             6.48
$ 7.50 -$10.00.......      3,804,000          9.7 years              9.33          1,916,000             9.14
$10.00 - $11.50......        968,000          8.8 years             10.52            746,000            10.53
                           ---------                                               ---------
$ 1.03 -$11.50.......      5,960,000          9.0 years            $ 8.60          3,818,000           $ 8.06
                           =========                                               =========

WARRANTS

     As part of the Capstone acquisition, warrants for 1,665,293 shares were assumed and are outstanding at December 31, 1997. The weighted average exercise price of these warrants is $5.93.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS No. 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents reported in the consolidated balance sheets approximates its fair value. Estimated fair value for other current assets and current liabilities are stated at the carrying amount because of the short maturity of these instruments. The fair value of long-term obligations was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1997 are as follows (in thousands):

                                               1996                       1997
                                      ----------------------    ------------------------
                                      CARRYING       FAIR        CARRYING        FAIR
                                       AMOUNT        VALUE        AMOUNT        VALUE
                                      ---------    ---------    ----------    ----------
Cash & cash equivalents.............  $   7,575    $   7,575    $   34,215    $   34,215
Other current assets................    116,821      116,821       263,298       263,298
Current portion of long-debt debt...        968          956         7,533         7,533
Other current liabilities...........     31,294       31,294       109,483       109,483
Long-term debt, net of current
  portion...........................      1,334        1,318       427,889       427,889

                       PHARMERICA, INC. AND SUBSIDIARIES

10. MAJOR VENDOR

     The Company utilizes a primary supplier arrangement for its pharmaceutical purchases. Purchases of inventory under primary supplier relationships during the years ended December 31, 1995, 1996 and 1997, were approximately 90%, 92% and 94% of total inventory purchases, respectively.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following as of December 31, 1996 and 1997 (in thousands):

                                                                1996          1997
                                                              --------      --------
Trade accounts payable......................................  $ 18,017      $ 46,386
Accrued salaries, payroll taxes and benefits................     6,656        12,109
Other accrued expenses......................................     6,621        50,988
                                                              --------      --------
          Total.............................................  $ 31,294      $109,483
                                                              ========      ========

12. RELATED PARTIES

     The Company provides its pharmaceutical dispensing, infusion therapy products and services and its pharmacy and nursing consulting services to nursing facilities operated by Beverly, and to the residents of Beverly facilities. Revenues from sales directly to Beverly nursing facilities were approximately $74,021,000, $82,083,000, and $91,228,000 for the years ended
December 31, 1995, 1996 and 1997, respectively.

     Prior to the merger with Capstone, Beverly provided certain administrative services to the Company. These services included, among others, cash management, finance, legal, tax, financial reporting, executive management, payroll and payables processing and employee benefit plans maintenance. The responsibility for certain of these services, including finance, tax and payables processing was transferred to the Company in mid-1996 as part of a consolidation and reorganization of the Company's accounting and related functions. Substantially all cash received by the Company was deposited daily and wired to Beverly's corporate cash account. In turn, all of the Company's operating expenses, capital expenditures and other cash needs were paid by Beverly, and charged back to the Company along with a management fee for handling such services. Fees for these services amounted to approximately $2,844,000, $1,820,000 and $3,186,000 for the years ended December 31, 1995, 1996 and 1997, respectively. See Note 1 for a description of the charges for insurance. The Company believes that the charges for services provided by Beverly to the Company are a reasonable allocation of the costs incurred by Beverly on behalf of the Company in providing these services; however, such costs are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity.

     The net result of all intercompany transactions between the Company and Beverly are recorded in the "Due to Former Parent" account in the accompanying consolidated balance sheets. As of December 31, 1996 and 1997, the Company's intercompany balances were $312,395,000 and $0, respectively. The average of such intercompany balances was approximately $272,900,000, $315,500,000 and $327,172,000, for the years ended December 31, 1995, 1996 and 1997, respectively. There were no required repayment terms for this account nor did such amounts bear interest. As part of the merger with Capstone, Beverly accepted a payment of $275,000,000 in satisfaction of the Company's intercompany payable. The difference between the amount of this payment and the intercompany payable of $15,076,000 (net of certain obligations assumed by the Company), at the date of the merger has been recorded as a capital contribution by Beverly.

     The net increase in the Company's intercompany balance for the year ended December 31, 1995 was due to the following: approximately $100,200,000 due to the pushdown of the PMSI acquisition and the acquisition of one institutional pharmacy; approximately $6,000,000 due to the allocation of current and

                       PHARMERICA, INC. AND SUBSIDIARIES
deferred income taxes; and approximately $2,800,000 due to fees charged by Beverly for certain administrative and management services provided to the Company. These increases in the Company's intercompany balance were partially offset by approximately $15,400,000 due primarily to net cash transfers from the Company to Beverly and fees charged to Beverly's nursing facilities for products and services provided by the Company.

     The net decrease in the Company's intercompany balance for the year ended December 31, 1996 was due to the following: approximately $31,300,000 due primarily to net cash transfers from the Company to Beverly and fees charged to Beverly's nursing facilities for products and services provided by the Company, and approximately $2,200,000 due to the disposition of one institutional pharmacy. These decreases in the Company's intercompany balance were partially offset by approximately $10,800,000 due to the pushdown of the acquisition of three institutional pharmacies; approximately $14,700,000 due to the allocation of current and deferred income taxes; and approximately $1,800,000 due to fees charged by Beverly for certain administrative and management services provided to the Company.

     As a result of Capstone's acquisition of Symphony Pharmacy Services, Inc. ("Symphony") in 1996, Symphony's former parent company, IHS, was a significant Company stockholder. The Company provides institutional pharmacy services to a significant number of long-term care facilities owned and managed by IHS pursuant to a preferred provider agreement.

13. NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public companies report information about operating segments in their financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of the business about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the Company, this would result in reporting of regional operating segments.

     SFAS No. 131 will require the Company to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, profit, assets and other amounts disclosed for segments to corresponding totals in the Company's financial statements. SFAS No. 131 will also require the Company to report information about the revenues derived from its products and services and about major customers, regardless of whether that information is used in making operating decisions.

                       PHARMERICA, INC. AND SUBSIDIARIES

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Comparative information is also to be provided for earlier years.

14. SUBSEQUENT EVENTS

     In January 1998, the Company acquired Express Pharmacy Services, Inc., a Tampa, Florida mail-order pharmacy company. The purchase price was approximately $22,000,000.

     In January 1998, the Company acquired the stock of Goot's Goodies, Inc. and Southwest Pharmacies, Inc. The purchase price was approximately $3,800,000.

                       PHARMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                   DUE TO
                                       BALANCE AT                               ACQUISITIONS             BALANCE
                                        BEGINNING    CHARGED TO   WRITE-OFFS,       AND                 AT END OF
             DESCRIPTION                 OF YEAR     OPERATIONS       NET       DISPOSITIONS   OTHER       YEAR
             -----------               -----------   ----------   -----------   ------------   -----    ----------
Year ended December 31, 1995:
    Allowance for doubtful
      accounts.......................  $    11,561   $   17,679    $(10,791)     $      459    $  --    $   18,908*
                                       ===========   ==========    ========      ==========    =====    ==========
Year ended December 31, 1996:
    Allowance for doubtful
      accounts.......................  $    18,908   $   13,500    $(17,675)     $       (8)   $  --    $   14,725*
                                       ===========   ==========    ========      ==========    =====    ==========
Year ended December 31, 1997:
    Allowance for doubtful
      accounts.......................  $    14,725   $   10,809    $(13,984)     $   11,178    $  --    $   22,728*
                                       ===========   ==========    ========      ==========    =====    ==========

---------------

* Includes amounts classified in long-term other assets as well as current assets.

                            QUARTERLY FINANCIAL DATA
                                 (IN THOUSANDS)

                                      1997

                                                                 QUARTER ENDED
                                                ------------------------------------------------
                                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------   --------   ------------   -----------
Net sales.....................................  $147,592   $153,738     $155,555      $195,294
Cost of sales.................................    80,087     82,310       84,894       108,287
                                                --------   --------     --------      --------
          Gross profit........................    67,505     71,428       70,661        87,007
                                                --------   --------     --------      --------
Operating Expenses:
  Selling, general and administrative
     expenses.................................    49,229     52,210       51,900        62,748
  Depreciation and amortization...............     4,827      5,082        5,022         6,478
  Restructuring charges.......................        --         --           --         5,780
  Impairment of long-lived assets.............        --         --           --         5,155
                                                --------   --------     --------      --------
               Total operating expenses.......    54,056     57,292       56,922        80,161
                                                --------   --------     --------      --------
               Operating income...............    13,449     14,136       13,739         6,846
Interest Expense, net.........................        46          3           70         2,364
               Income before provision income
                 taxes........................    13,403     14,133       13,669         4,482
Provision for income taxes....................     5,576      5,845        5,675         1,897
                                                --------   --------     --------      --------
               Net income.....................  $  7,827   $  8,288     $  7,994      $  2,585
                                                ========   ========     ========      ========

                                      1996

                                                                 QUARTER ENDED
                                                ------------------------------------------------
                                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------   --------   ------------   -----------
Net sales.....................................  $124,376   $124,855     $130,373      $136,796
Cost of sales.................................    65,672     67,498       70,506        76,792
                                                --------   --------     --------      --------
          Gross profit........................    58,704     57,357       59,867        60,004
                                                --------   --------     --------      --------
Operating Expenses:
  Selling, general and administrative
     expenses.................................    44,687     43,380       44,291        52,227
  Depreciation and amortization...............     3,807      3,975        4,210         4,400
  Restructuring charges.......................        --         --           --            --
  Impairment of long-lived assets.............        --         --           --            --
                                                --------   --------     --------      --------
               Total operating expenses.......    48,494     47,355       48,501        56,627
                                                --------   --------     --------      --------
               Operating income...............    10,210     10,002       11,366         3,377
Interest Expense, net.........................        --         --           --            --
               Income before provision income
                 taxes........................    10,210     10,002       11,366         3,377
Provision for income taxes....................     4,284      4,197        4,771         1,416
                                                --------   --------     --------      --------
               Net income.....................  $  5,926   $  5,805     $  6,595      $  1,961
                                                ========   ========     ========      ========

                                INDEX OF EXHIBITS

Exhibit
Number        Description
-------       -----------
2.1           Agreement and Plan of Merger dated December 3, 1997 by and among Capstone
              Pharmacy Services, Inc. and Beverly Enterprises, Inc. (incorporated by reference to
              Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).

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

3.4           Certificate of Amendment to Certificate of Incorporation of Capstone Pharmacy
              Services, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December
              12, 1997).

3.5           Bylaws of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.3 to Form
              10-Q for period ending August 30, 1995).

10.1          1995 Nonqualified Stock Option Plan for Directors of the Company (incorporated by reference to Exhibit A to Schedule 14A filed August 2, 1995).

10.2          1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and Directors of
              the Company (incorporated by reference to Exhibit B to Schedule 14A filed August 2, 1995).

10.3          Amendment to 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel
              and Directors of the Company (incorporated by reference to Annex H to the Company's Registration
              Statement on Form S-4 (Reg. No. 333-28517)).

10.4          1996 Employee Stock Purchase Plan of the Company (incorporated by reference to
              Exhibit D to Schedule 14A filed August 2, 1995).

10.5          Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).

10.6          Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 4 to the Company's S-8 filed on November 21, 1997).

10.7          Adirondack Consulting Agreement dated June 25, 1996 (incorporated by reference to Exhibit 10.23 to Form 10-K for year ending December 31, 1996).

10.8          Agreement and Plan of Distribution by and among Beverly Enterprises, Inc., New
              Beverly Holdings, Inc. and the Company, dated April 15, 1997 (incorporated by reference to Annex C to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).

10.9          Senior Subordinated Credit Agreement dated December 3, 1997 by and between the
              Company and Chase Manhattan Bank.

10.10         Preferred Provider Agreement by and among Beverly Enterprises, Inc. and the Company, dated December 3, 1997.

10.11         Adirondack Engagement Letter dated December 10, 1996.

10.12         Form of Employment Agreement with Officers

10.13         Form of Employment Agreement with Officers

21            List of Subsidiaries.

23.1          Consent of Arthur Andersen LLP.

23.2          Consent of Ernst & Young LLP.

27.1          Financial Data Schedule (for SEC use only).

27.2          Financial Data Schedule (for SEC use only).

99            Risk Factors



* Denotes a management contract or compensatory plan, contract or arrangement.