Form 10-Q
period 1998-03-31
PHARMERICA INC
filed 1998-05-15
CIK 792932

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-20606
                                                -------

                                PHARMERICA, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              11-2310352
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

3611 Queen Palm Drive                                                      33619
Tampa, FL                                                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:               (813) 626-7788




--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                           Outstanding at April 15, 1998
           -----                           ------------------------------
Common Stock, $.01 Par Value                           88,525,258

                       PHARMERICA, INC. AND SUBSIDIARIES

                                      INDEX



PART 1:    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997................ 3

           Unaudited Consolidated Statements of Income for the three months ended March 31, 1998 and 1997................................................................... 4

           Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1998............................................................................ 5

           Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997................................................................... 6

           Notes to Unaudited Consolidated Financial Statements.............................................. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............. 12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................ 16

PART 2:    OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................. 17

Item 2.    Changes in Securities............................................................................. 17

Item 3.    Defaults upon Senior Securities................................................................... 17

Item 4.    Submission of Matters to Vote of Security Holders................................................. 17

Item 5.    Other Information................................................................................. 17

Item 6.    Exhibits and Reports on Form 8-K.................................................................. 17

SIGNATURES................................................................................................... 18

INDEX OF EXHIBITS............................................................................................ 19

PART 1:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                       PHARMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)



                                                                                 December 31,      March 31,
                                                                                    1997             1998
                                                                                                  (Unaudited)
                                                                                 -----------      ------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $   34,215      $   40,503
    Accounts receivable, net of allowance for doubtful accounts of
        $22,096 and $23,287                                                           205,225         247,077
    Inventories                                                                        51,766          52,981
    Prepaid expenses and other current assets                                           6,307           4,306
    Deferred tax asset                                                                 35,360          29,403
                                                                                   ----------      ----------
           Total Current Assets                                                       332,873         374,270
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                              46,599          52,381
GOODWILL, net of accumulated amortization of $26,653
    and $32,380                                                                       723,954         777,220
OTHER ASSETS                                                                           10,822          18,071
                                                                                   ----------      ----------
           Total Assets                                                            $1,114,248      $1,221,942
                                                                                   ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  109,483      $  107,080
    Current portion of long-term debt                                                   7,533          12,986
    Accrued restructuring charges                                                      14,269          11,710
                                                                                   ----------      ----------
           Total Current Liabilities                                                  131,285         131,776
DEFERRED TAX LIABILITY                                                                 21,216          23,396
LONG-TERM DEBT, net of current portion                                                427,889         518,367
ACCRUED RESTRUCTURING CHARGES, net of current portion                                   4,980           4,980
                                                                                   ----------      ----------
           Total Liabilities                                                          585,370         678,519
                                                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 300,000,000 shares authorized at December
     31, 1997 and March 31, 1998; 87,930,184 shares issued and
     87,591,722 outstanding as of December 31, 1997 and 88,134,800
     shares issued and outstanding as of March 31, 1998                                   876             882
    Preferred Stock, $.01 par value; and 500,000 shares authorized; and $0
     outstanding at December 31, 1997 and March 31, 1998                                   --              --
    Additional paid-in capital                                                        413,567         416,776
    Retained earnings                                                                 114,435         125,765
                                                                                   ----------      ----------
           Total Stockholders' Equity                                                 528,878         543,423
                                                                                   ----------      ----------
           Total Liabilities and Stockholders' Equity                              $1,114,248      $1,221,942
                                                                                   ==========      ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       PHARMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997
                                 (in thousands)
                                  (unaudited)

                                                               1997        1998
                                                             --------    --------

NET SALES                                                    $147,592    $274,677

COST OF SALES                                                  80,087     152,802
                                                             --------    --------

          Gross profit                                         67,505     121,875

OPERATING EXPENSES:

    Selling, general and administrative
     expenses                                                  49,229      85,528

    Depreciation and amortization                               4,826       8,524
                                                             --------    --------

          Operating income                                     13,450      27,823

INTEREST EXPENSE, NET                                              46       7,795
                                                             --------    --------
          Income before provision for
                income tax                                     13,404      20,028

PROVISION FOR INCOME TAXES                                      5,576       8,698
                                                             --------    --------

       Net income                                            $  7,828    $ 11,330
                                                             ========    ========


Earnings per common and common
    equivalent share:

    Basic                                                    $    .16    $    .13
                                                             ========    ========

    Diluted                                                  $    .16    $    .13
                                                             ========    ========

Weighted average number of common and common equivalent shares outstanding:

    Basic                                                      50,000      87,797
                                                             ========    ========

    Diluted                                                    50,051      90,275
                                                             ========    ========


  The accompanying notes are an integral part of these consolidated statements

                       PHARMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                  (unaudited)



                                                    Common Stock
                                                ----------------------     Additional       Retained
                                                 Shares        Amount     Paid-in Capital   Earnings
                                                --------      --------    ---------------   --------


BALANCE, December 31, 1997                        87,591      $    876       $413,567     $  114,435
    Common stock issued in connection with
       exercise of stock options and warrants        543             6          3,209             --
    Net income for the three months ended
       March 31, 1998                                 --            --             --         11,330
                                                  ------      --------       --------     ----------
BALANCE, March 31, 1998                           88,134      $    882       $416,776     $  125,765
                                                  ======      ========       ========     ==========





              The accompanying notes are an integral part of this
                            consolidated statement.

                       PHARMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                 (in thousands)
                                  (unaudited)


                                                                        1997            1998
                                                                     ---------       ---------

Cash flows from operating activities:
    Net income                                                       $   7,828       $  11,330
    Adjustments to reconcile net income to net cash flows
       from operating activities;
       Depreciation and amortization                                     4,826           8,524
       Change in assets and liabilities, net of acquisitions
          Accounts receivable                                           (4,978)        (35,566)
          Inventories                                                     (318)          1,388
          Prepaid expenses and other current assets                        (60)          2,150
          Deferred income taxes                                          1,046           8,137
          Accounts payable and accrued expenses                          2,067          (8,263)
          Accrued restructuring charges                                     --          (2,560)
          Other                                                             --           1,280
                                                                     ---------       ---------
             Total adjustments                                           2,583         (24,910)
                                                                     ---------       ---------
               Net cash flows from operating activities                 10,411         (13,580)
                                                                     ---------       ---------

Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                    (3,710)         (7,522)
    Payments for acquisitions, net of cash acquired                    (22,144)        (57,334)
                                                                     ---------       ---------
              Net cash flows from investing activities                 (25,854)        (64,856)
                                                                     ---------       ---------

Cash flows from financing activities:
    Net proceeds from commercial bank borrowings                            --          82,900
    Net proceeds from issuance of subordinated debt                         --         316,875
    Advances (to) from Beverly Enterprises, Inc.                        13,852              --
    Proceeds from exercise of stock options and warrants                    --           3,215
    Repayment of long-term debt                                           (313)       (318,266)
                                                                     ---------       ---------

              Net cash flows from financing activities                  13,539          84,724
                                                                     ---------       ---------

Net (decrease) increase in cash and cash equivalents                    (1,904)          6,288
Cash and cash equivalents, beginning of period                           7,575          34,215
                                                                     ---------       ---------
Cash and cash equivalents, end of period                             $   5,671       $  40,503
                                                                     =========       =========

Supplemental Disclosure of Cash Flows Information:
    Cash paid for:
       Interest                                                      $      93       $   3,778
                                                                     =========       =========
       Taxes                                                         $      --       $   2,451
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

                       PHARMERICA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


1.    ORGANIZATION AND BUSINESS:

PharMerica, Inc., (the surviving company of the merger (the "Merger") involving Capstone Pharmacy Services, Inc. (Capstone) and Pharmacy Corporation of America
(PCA)) (together with its subsidiaries, the "Company"), is a Delaware corporation (Note 4).

The Company is one of the nation's largest institutional pharmacies principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations. The Company also provides mail service pharmacy services, including the delivery of drugs and medical equipment to workers' compensation payors, claimants and employers. As of March 31, 1998, the Company operated approximately 160 pharmacies and pharmacy related outlets.

2.    EARNINGS PER SHARE:

Earnings per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding for the three months ended March 31, 1997 and 1998. The amount of common stock equivalents outstanding was computed using the treasury stock method.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

Earnings per share information for the three months ended March 31, 1997 reflect the historical operating results of PCA, the shares issued by Capstone in the Merger and the dilutive effect of stock options of the PCA employees assumed (Note 4).

3.    BASIS OF PRESENTATION:

The interim consolidated financial statements of the Company for the three months ended March 31, 1997 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1998.

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

The results of operations for the three months ended March 31, 1997 and 1998, are not necessarily indicative of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year dated December 31, 1997. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

4.    ACQUISITIONS:

During January 1998, the Company acquired the stock of Express Pharmacy Services, Inc., a Tampa, Florida mail order pharmacy company. The purchase price was approximately $19,676, and goodwill at the date of acquisition was $18,622.

During February 1998, the Company acquired the assets of Kentucky Health Services, Inc., d/b/a Med Source, a Kentucky based provider of institutional pharmacy services. The purchase price was approximately $25,000, and goodwill at the date of acquisition was $23,335.

Also, during the three months ended March 31, 1998, the Company acquired the assets or stock of five additional companies. The total purchase price was approximately $13,359, and total goodwill was approximately $12,387.

All of the businesses described above have been accounted for using the purchase method of accounting, with the assets and liabilities of the acquired companies recorded at their estimated fair market values at the dates of acquisition. The operations of the acquired companies, since the dates of acquisition, are included in the accompanying unaudited consolidated statements of income. Goodwill, representing the excess of acquisition cost over the fair value of the net assets acquired, is amortized over 40 years.

5.    UNAUDITED PRO FORMA FINANCIAL INFORMATION:

The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisitions discussed in Note 4 occurred on January 1, 1997, management estimates that the unaudited pro forma results of operations for the three months ended March 31, 1997 and 1998 would have been:

                                                          1997             1998
                                                        --------         --------

NET SALES                                               $242,831         $277,555

COST OF SALES                                            135,698          154,392
                                                        --------         --------

          Gross profit                                   107,133          123,163

OPERATING EXPENSES

          Selling, general and administrative
               expenses                                   78,391           86,144

          Depreciation and Amortization                    8,884            8,603
                                                        --------         --------
             Operating Income                             19,858           28,416

Interest Expense, net                                      7,252            7,985
                                                        --------         --------

          Income before provision for income tax          12,606           20,431


INCOME TAX PROVISION                                       5,471            8,859
                                                        --------         --------

          Net income                                    $  7,135         $ 11,572
                                                        ========         ========


    Diluted income per share                            $    .08         $    .13
                                                        ========         ========

The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (4) incremental interest charges on intercompany balances with Beverly Enterprises, Inc at an effective rate of 6.5%. (4) the per share effect of stock issued as part of the acquisitions, and
(5) the related income tax effects. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired companies been combined in prior years.

6.    LONG-TERM DEBT:

The Company maintains a $550,000 Bank Credit Facility with several commercial banks (the "Credit Facility"). Interest rates under the Credit Facility vary based on the type of borrowing. The Credit Facility matures on December 3, 2002.

In March 1998, the Company sold $325,000 of Senior Subordinated Notes (the "Notes") in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. Net proceeds of the Notes were used to repay a portion of the outstanding borrowings under the Credit Facility.

7. RESTRUCTURING CHARGES:

During December 1997, in connection with the Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan management intends to close 6 former PCA pharmacies, 14 former Capstone pharmacies, and will relocate Capstone's corporate headquarters from Irving, Texas to Tampa, Florida. Management anticipates that the restructuring activities in connection with the Merger will be substantially completed within the current year.

The Company has recorded restructuring costs of $5,780 related to the closure of the former PCA pharmacies, consisting of $3,621 of severance covering approximately 180 pharmacy employees, $739 of lease termination costs and $1,420 of other exit costs.

The Company has also assumed liabilities, included in the Capstone purchase price allocation of $9,583 related to the closure of the former Capstone pharmacies and the relocation of Capstone's former headquarters, consisting of $5,036 of severance covering approximately 260 employees, $3,059 of lease termination costs and $1,488 of relocation costs. The terminated positions were comprised primarily of pharmacy employees and several regional and corporate positions.

As of March 31, 1998, approximately $2,560 has been charged against these restructuring accruals.

In connection with the Capstone acquisition, the Company assumed approximately $3,886 of liabilities from previous Capstone restructurings consisting primarily of remaining lease termination costs.

8.   MAJOR VENDOR:

The Company utilizes a primary supplier arrangement for its purchases of pharmaceuticals. Purchases under primary supplies relationships during the three months ended March 31, 1997 and 1998 were approximately 94% and 82% of total inventory purchases, respectively.

9.   SUBSEQUENT EVENTS:

In April 1998, the Company acquired the assets of the Chamberlain Group LLC, a geriatric pharmaceutical care management organization headquartered in Chesapeake, Virginia.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information incorporated by reference herein.

GENERAL

         PharMerica is a leading provider of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals and the home. The Company is also a leading provider of mail order pharmacy services to the workers' compensation and catastrophic care markets. As of March 31, 1998, PharMerica provided pharmacy services to approximately 345,000 long-term care residents in 36 states and to over 106,000 workers' compensation claimants nationwide.

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

         The Company believes that, when fully realized, the synergies from the Merger will be approximately $25 million annually. This includes savings primarily from the consolidation of 19 institutional pharmacies, eleven of which have already occurred, more favorable pricing terms in the Company's new primary purchasing contracts and corporate regional overhead reductions. It also includes additional income generated through expanded market coverage of available beds under the Company's existing preferred provider agreements with regional and national long-term care providers. The Company expects to realize approximately $16 million of these synergies in 1998 and the full $25 million in anticipated annual synergies (which includes approximately $2 million of additional income as described above) beginning in 1999.

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

RESULTS OF OPERATIONS

    PRO FORMA THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

         NET SALES. The Company's pro forma net sales increased approximately $34.7 million, or 14.3%, to $277.6 million in 1998 from $242.8 million in 1996. This increase is a result of marketing and customer retention initiatives as well as increased IV penetration and long-term care beds serviced.

         COST OF SALES. The Company's pro forma cost of sales increased approximately $18.7 million, or 13.8%, to $154.4 million in 1998 from $135.7 million in 1997. As a percent of net sales, cost of sales decreased to 55.6% in 1998 from 55.9% in 1997. This decrease was primarily due to renegotiation of the Company's primary pharmaceutical wholesaler contract and 16 other contracts with drug manufacturers and distributors. The Company anticipates all pharmacies will be converted to these contracts during the second quarter of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's pro forma selling, general and administrative expenses, which includes wages and related expenses, facility expenses, and other administrative overhead, increased approximately $7.7 million, or 9.9%, to $86.1 million in 1998 from $78.4 million in 1997. As a percent of net sales, selling, general and administrative expenses decreased to 31.0% in 1998 from 32.3% in 1997. This decrease was primarily the result of leveraging the Company's corporate and regional overhead and continued pharmacy consolidation. Since the Merger, the Company has identified 19 pharmacies for consolidation. To date, 11 of 19 have been completed, with the remaining consolidations to be completed by the third quarter of 1998.

         DEPRECIATION AND AMORTIZATION. The Company's pro forma depreciation and amortization decreased slightly due to the write off of assets related to the restructuring and other impairment charges taken in the fourth quarter of 1997.

         INCOME TAXES. The Company had a pro forma annual effective tax rate of 43.4% for both periods. The annual effective tax rate was higher than the federal and state statutory rate primarily due to the impact of pro forma non-deductible goodwill amortization associated with the Company's acquisition activities and the Merger.

         NET INCOME. The Company's pro forma net earnings increased $4.4 million (62.2%) or $.05 per share to $11.6 million, or $.13 per share in 1998. The net earnings growth is attributable to the cost savings incentives and consolidation activities resulting from the Merger as well as a 14.3% increase in pro forma revenues over 1997 levels.

THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

NET SALES. Net sales increased to $274.7 million in the 1998 period from $147.6 million in the 1997 period, an increase of $127.1 million or 86.1%. Of this increase, approximately $95.2 million is attributable to the operations of the acquisitions completed between April 1, 1997 and March 31, 1998. The additional increase is attributable to marketing and customer retention as well as increased IV service penetration and long-term care beds serviced. The Company did not experience any material change in reimbursement levels in the 1998 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $152.8 million in the 1998 period from $80.1 million in the 1997 period, an increase of $72.7 million or 90.8%. As a percentage of net sales, cost of sales increased to 55.6% in the 1998 period from 54.3% in the 1997 period as a result of less favorable reimbursement in the markets of the acquired companies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $85.5 million in the 1998 period from $49.2 million in 1997 period, an increase of $36.3 million or 73.7%. As a percentage of net sales, selling, general and administrative expenses were 31.1% in the 1998 period, compared to 33.4% in the 1997 period. The decrease as a percentage of net sales was a result of the restructuring and consolidation plans initiated as part of the Merger as well as operational synergies achieved as a result of the acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8.5 million in the 1998 period from $4.8 million in the 1997 period, an increase of $3.7 million or 76.6%. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

INTEREST EXPENSE, NET. Interest expense, net increased $7.7 million, to $7.8 million in the 1998 period due to increased bank borrowings related to acquisitions. Additionally, the Company did not incur interest charges on its intercompany payable to Beverly Enterprises, Inc. (refer to footnote 5 for further discussion).

YEAR 2000. The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year such that, as the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. During 1997, the Company incurred approximately $250,000 to modify existing computer systems and applications and estimates that approximately $1.7 million in the aggregate will be incurred in 1998 and 1999.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

The Company requires capital primarily for the acquisition of institutional pharmacy companies, to finance its working capital requirements and for the purchase of equipment for existing pharmacies. The Company anticipates its future capital requirements will primarily be needed to finance the acquisition of institutional pharmacy and related operations.

The Company's net cash flows from operating activities were $(13.6) million and $(10.4) million respectively, for the three months ended March 31, 1998 and 1997. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash from operating activities was most significantly impacted by a $35.6 million increase in accounts receivable. This increase resulted from approximately $19 million in increased revenues from the fourth quarter of 1997 and a $8 million increase in accounts receivable from Beverly Enterprises, Inc. pursuant to the terms of the Merger and an approximately $3 million increase in accounts receivable for entities acquired since December 1997.

The Company's net cash flows from investing activities were $(64.9) million and $(25.9) million for the three months ended March 31, 1998 and 1997, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during the both periods.

Net cash flows from financing activities were approximately $84.7 million and $13.5 million for the three months ended March 31, 1998 and 1997, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisitions and working capital requirements.

In connection with the Merger in December 1997, the Company entered into a revolving $550.0 million credit facility (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank ("Chase") acts as administrative agent. Approximately $113.7 million of the Credit Facility was used to retire principal amounts outstanding under the Company's prior credit facility and approximately $275.0 million was used to retire PCA debt assumed in connection with the Merger. The Credit Facility bears interest, at the option of the Company, at (a) the greater of Chase's base CD rate, Chase's prime rate (plus an applicable margin) or the federal funds rate plus an applicable margin, or (b) the London interbank market rate, plus an applicable margin based upon the Company's leverage ratio. Availability under the Credit Facility is subject to the Company's leverage ratio and other provisions and covenants. As of May 1, 1998, the Company had approximately $198 million outstanding under the Credit Facility.

In March 1998, the Company sold $325 million of Senior Subordinated Notes in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. The Company used the net proceeds of the Notes to partially repay indebtedness under the Credit Facility, which amounts may be subsequently reborrowed.

The Company believes its liquidity and capital resources are adequate to meet its operating needs for the foreseeable future. In order to implement its growth strategy, the Company will require substantial capital resources and will need to incur, from time to time, additional indebtedness. Availability under the Bank Credit Facility will be used primarily to fund the Company's future acquisitions. Availability of funds under the Bank Credit Facility is limited by the financial covenants described in "Description of Bank Credit Facility." In the event the funding requirements in connection with the potential future acquisitions exceed the funds available pursuant to the Bank Credit Facility, the Company also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

PART 2:    OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           The agreements governing the Senior Subordinated Notes contain a limitation on "Restricted Payments" (as defined therein) including dividend payments, such that (1) no Restricted Payments can be made during a default on the Notes, and (2) the aggregate amount of yearly Restricted Payments cannot exceed 50% of the Company's consolidated net income.

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

           b) The following Reports on Form 8-K were filed in the reporting period:

                Form 8-K/A dated December 3, 1997 that contains Item 7 disclosures, including financial statements, related to the Merger

                Form 8-K dated March 18, 1998 that contains Item 5 disclosures related to the Company's 1997 financial statements

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PHARMERICA, INC.

Dated:  May 14, 1998                           By:/s/ James D. Shelton
                                                  ---------------------------
                                                      Vice President and
                                                      Chief Financial Officer

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

     3.5       Bylaws of Choice Drug Systems, Inc. (incorporated by reference to
               Exhibit 3.3 to the Company's Form 10-Q for period ending August 30, 1995).

     4.1 Form of Warrant ($4.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for fiscal year ended February 29, 1995).

     4.2 Form of Warrant ($5.50) for Purchase of Common Stock (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for fiscal year ended February 29,
               1995).

     4.3 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares. (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.4 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares. (incorporated by reference to, Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996)

     4.5 Form of ACA Investors Warrant ($12.00) for purchase of Common Stock (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
               1996)

     4.6 Indenture dated March 31, 1998 related to 8 3/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 filed as of the date hereof)

     11        Statement re computation of per share earnings

     27        Financial Data Schedule (for SEC use only)