Form 10-Q
period 1998-06-30
PHARMERICA INC
filed 1998-08-14
CIK 792932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________________

                         Commission file number 0-20606

                                PHARMERICA, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              11-2310352
(State of other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

3611 Queen Palm Drive                                                      33619
Tampa, FL                                                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:               (813) 626-7788

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
Yes  X     No
   -----      -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                               Outstanding at August 4, 1998
           -----                               -----------------------------
Common Stock, $.01 Par Value                            89,924,626

                        PHARMERICA, INC. AND SUBSIDIARIES

                                      INDEX


PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  17

PART 2:  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17

Item 2.  Changes in Securities .............................................  17

Item 3.  Defaults upon Senior Securities....................................  17

Item 4.  Submission of Matters to Vote of Security Holders..................  17

Item 5.  Other Information..................................................  18

Item 6.  Exhibits and Reports on Form 8-K...................................  18

SIGNATURES..................................................................  19

INDEX OF EXHIBITS...........................................................  20

ITEM 1.  FINANCIAL STATEMENTS

                        PharMerica, Inc and Subsidiaries
                          Consolidated Balance Sheets
                   As of June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                                         JUNE 30,
                                                                                        DECEMBER 31,       1998
                                                                                            1997        (UNAUDITED)
                                                                                        ------------   -------------
                                          ASSETS

Cash and cash equivalents                                                               $    34,215    $      72,808
Accounts receivable, net of allowance for doubtful accounts of
     $22,096 and $21,994                                                                    205,225          256,070
Inventories                                                                                  51,766           62,520
Prepaid expenses and other current assets                                                     6,307            2,218
Deferred tax assets                                                                          35,360           29,195
                                                                                        -----------    -------------
  Total Current Assets                                                                      332,873          422,811

Equipment and leasehold improvements, net                                                    46,599           57,985
Goodwill, net of accumulated amortization of $ 26,653
    and $ 36,932                                                                            723,954          778,485
Other assets                                                                                 10,822           17,379

                                                                                        -----------    -------------
    Total Assets                                                                        $ 1,114,248    $   1,276,660
                                                                                        ===========    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $   109,483    $     108,679
Current portion of long term debt                                                             7,533           11,451
Accrued restructuring charges                                                                14,269            8,753
                                                                                        -----------    -------------
    Total Current Liabilities                                                               131,285          128,883

Deferred income taxes                                                                        21,216           25,725
Long term debt, net of current portion                                                      427,889          556,320
Restructuring charges, net of current                                                         4,980            4,760

                                                                                        -----------    -------------
   Total Liabilities                                                                        585,370          715,688

    STOCKHOLDERS' EQUITY

Common stock $.01 par value; 300,000 shares authorized;                                         876              899
    87,930 shares issued and 87,591 outstanding as of
    December 31, 1997 and 89,864 issued and outstanding as of
    June 30, 1998
Preferred stock, $.01 par value; 500 shares authorized; and
    0 outstanding at June 30, 1998                                                                -                -
Additional paid-in capital                                                                  413,567          423,626
Retained earnings                                                                           114,435          136,447
                                                                                        -----------    -------------
    Total Stockholders' Equity                                                              528,878          560,972

                                                                                        -----------    -------------
    Total Liabilities and Stockholders' Equity                                          $ 1,114,248    $   1,276,660
                                                                                        ===========    =============

The accompanying notes are an integral part of these consolidated balance sheets.

                         PharMerica, Inc and Subsidaries
                        Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 1997 and 1998
                                 (in thousands)
                                   (unaudited)

                                               Three months ended June 30,           Six months ended June 30,
                                                1997                 1998            1997                1998
                                             ------------        ------------     ------------        ------------
NET SALES                                    $    153,738        $    287,672     $    301,330        $    562,349

COST OF SALES                                      82,310             160,862          162,397             313,664
                                             ------------        ------------     ------------        ------------

           Gross profit                            71,428             126,810          138,933             248,685

OPERATING EXPENSES:

     Selling, general and
        administrative expenses                    52,210              89,452          101,439             174,979

     Depreciation and amortization                  5,082               8,892            9,908              17,417
                                             ------------        ------------     ------------        ------------

           Operating income                        14,136              28,466           27,586              56,289

INTEREST EXPENSE, NET                                   4               9,588               48              17,383
                                             ------------        ------------     ------------        ------------

           Income before provision for
               income tax                          14,132              18,878           27,538              38,906

PROVISION FOR INCOME TAXES                          5,845               8,196           11,421              16,894
                                             ------------        ------------     ------------        ------------

     Net income                              $      8,287        $     10,682     $     16,117        $     22,012
                                             ============        ============     ============        ============

Earnings per common and common
 equivalent share:

     Basic                                   $       0.17        $       0.12     $       0.32        $       0.25
                                             ============        ============     ============        ============

     Diluted                                 $       0.17        $       0.12     $       0.32        $       0.24
                                             ============        ============     ============        ============

Weighted average number of common
 and common equivalent shares
 outstanding:

     Basic                                         50,000              90,039           50,000              88,918
                                             ============        ============     ============        ============

     Diluted                                       50,051              92,421           50,051              91,347
                                             ============        ============     ============        ============


The accompanying notes are an integral part of these consolidated statements.

                         PharMerica, Inc and Subsidaries
                 Consolidated Statement of Stockholders' Equity
                      For the Six Months Ended June 30,1998
                                 (in thousands)
                                   (unaudited)



                                                       Common Stock            Additional        Retained
                                                   Shares        Amount      Paid in Capital     Earnings
                                                 ----------    ----------    ---------------    ----------
Balance, December 31, 1997                           87,591    $      876    $       413,567    $  114,435

Shares released from escrow                             332             3                 (3)            -

Common stock issued in connection with
     Exercise of stock options and warrants           1,941            20             10,062             -

Net income for the six months ended
     June 30 1998                                         -             -                  -        22,012

                                                 ==========    ==========    ===============    ==========
                                                     89,864    $      899    $       423,626    $  136,447
                                                 ==========    ==========    ===============    ==========


The accompanying notes are an integral part of these consolidated statements.

                         PharMerica, Inc and Subsidaries
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1998
                                 (in thousands)
                                   (unaudited)




                                                                       1997           1998
                                                                     ---------     ----------
Cash flows from operating activities:
     Net income                                                      $   16,117    $   22,012
     Adjustments to reconcile net income to net cash
          flows from operating activities:
          Depreciation and amortization                                   9,906        17,417
          Change in assets and liabilities, net of acquisitions
             Accounts receivable                                        (14,432)      (46,012)
             Inventories                                                 (1,839)       (8,320)
             Prepaid expenses and other current assets                     (128)        4,306
             Deferred income taxes                                           66        10,721
             Accounts payable and accrued expenses                        2,588        (7,851)
             Accrued restructuring charges                                    -        (5,737)
             Other                                                            -         1,146
                                                                     ----------    ----------
                Total Adjustments                                        (3,839)      (34,330)
                                                                     ----------    ----------
                    Net cash flows from operating activities             12,278       (12,318)
                                                                     ----------    ----------

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                    (5,608)      (16,291)
     Payments for acquisitions, net of cash acquired                    (27,589)      (60,588)

                                                                     ----------    ----------
                    Net cash flows from investing activities            (33,197)      (76,879)
                                                                     ----------    ----------

Cash flows from financing activities:
     Net proceeds from commercial bank borrowings                             -       122,300
     Net proceeds from issuance of subordinated debt                          -       316,875
     Advances from Beverly Enterprises, Inc.                             20,531             -
     Proceeds from exercise of stock options and warrants                     -        10,082
     Prepayments of long-term debt                                         (519)     (321,467)

                                                                     ----------    ----------
                    Net cash flows from financing activities             20,012       127,790
                                                                     ----------    ----------


Net (decrease) increase in cash and cash equivalents                       (907)       38,593
Cash and cash equivalents, beginning of period                            7,575        34,215

                                                                     ==========    ==========
Cash and cash equivalents, end of period                             $    6,668    $   72,808
                                                                     ==========    ==========

Supplemental cash flow information:
     Cash paid for:
          Interest                                                   $      130    $    7,083
                                                                     ==========    ==========

          Taxes                                                      $        -    $   12,082
                                                                     ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

PHARMERICA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.    ORGANIZATION AND BUSINESS

PharMerica, Inc., (the surviving company of the merger (the "Merger") involving Capstone Pharmacy Services, Inc. (Capstone) and Pharmacy Corporation of America
(PCA)) (together with its subsidiaries, the "Company"), is a Delaware corporation.

The Company is one of the nation's largest institutional pharmacies principally engaged in the business of providing pharmaceuticals and related services to long-term care facilities, correctional institutions, hospitals and health maintenance organizations. The Company also provides mail service pharmacy services, including the delivery of drugs and medical equipment to workers' compensation payors, claimants and employers. As of June 30, 1998, the Company operated approximately 160 pharmacies and pharmacy related outlets.

2.    EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding for the three and six months ended June 30, 1997 and 1998. The amount of common stock equivalents outstanding was computed using the treasury stock method.

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

Earnings per share information for the three and six months ended June 30, 1997 reflect the historical operating results of PCA, the shares issued by Capstone in the Merger and the dilutive effect of stock options of the PCA employees assumed.

The following table is a reconciliation of the number of shares used in the denominator of the basic and diluted earnings per share calculation for each of the periods presented. The numerator of the calculation is net income.

                                       Three months ended       Six months ended
                                            June 30,                 June 30,
                                       ------------------       ----------------
                                        1997         1998        1997      1998
                                       ------       ------      ------    ------
Weighted average shares-basic          50,000       90,039      50,000    88,918

Dilutive effect of outstanding
  options and warrants                     51        2,382          51     2,429
                                       ------       ------      ------    ------
Weighted average shares-diluted        50,051       92,421      50,051    91,347
                                       ======       ======      ======    ======

3.    BASIS OF PRESENTATION

The interim consolidated financial statements of the Company for the six months ended June 30, 1997 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1998.

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

The results of operations for the six months ended June 30, 1997 and 1998, are not necessarily indicative of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 1997. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

4.    ACQUISITIONS

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

Also, during the six months ended June 30, 1998, the Company acquired the assets or stock of seven additional companies. The total purchase price was approximately $17,193, and total goodwill was approximately $16,017.

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

5.    UNAUDITED PRO FORMA FINANCIAL INFORMATION

The results of operations of acquired businesses are included in the Company's consolidated results from the date of acquisition. Had the acquisitions discussed in Note 4 occurred on January 1, 1997, management estimates that the unaudited pro forma results of operations for the six months ended June 30, 1997 and 1998 would have been:

                                                             1997         1998
                                                           --------     --------
NET SALES                                                  $503,405     $567,089

COST OF SALES                                               279,847      316,280
                                                           --------     --------

              Gross profit                                  223,558      250,809

OPERATING EXPENSES

    Selling, general and administrative
        expenses                                            162,526      176,084

    Depreciation and amortization                            18,254       17,523
                                                           --------     --------

              Operating Income                               42,778       57,202

INTEREST EXPENSE, net                                        15,027       17,645
                                                           --------     --------

              Income before provision for income tax         27,751       39,557

INCOME TAX PROVISION                                         12,044       17,154
                                                           --------     --------

              Net income                                   $ 15,707     $ 22,403
                                                           ========     ========

         Diluted income per share                          $    .18     $    .25
                                                           ========     ========

The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (3) incremental interest charges on intercompany balances with Beverly Enterprises, Inc at an effective rate of 6.5%. (4) the per share effect of stock issued as part of the acquisitions, and
(5) the related income tax effects. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.

6.    LONG-TERM DEBT

The Company maintains a $550,000 Bank Credit Facility with several commercial banks (the "Credit Facility"). Interest rates under the Credit Facility vary based upon the type of borrowing. The Credit Facility matures on December
3, 2002.

In March 1998, the Company sold $325,000 of Senior Subordinated Notes (the "Notes") in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. Net proceeds of the Notes were used to repay a portion of the outstanding borrowings under the Credit Facility.

7.    RESTRUCTURING CHARGES

During December 1997, in connection with the Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, management intends to close six former PCA pharmacies, 14 former Capstone pharmacies, and relocate Capstone's corporate headquarters from Irving, Texas to Tampa, Florida. Management anticipates that the restructuring activities in connection with the Merger will be substantially completed within the current year.

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

As of June 30, 1998, approximately $5,737 has been charged against these restructuring accruals.

In connection with the Capstone acquisition, the Company assumed approximately $3,886 of liabilities from previous Capstone restructurings consisting primarily of remaining lease termination costs.

8.    MAJOR VENDOR

The Company utilizes a primary supplier arrangement for its purchase of pharmaceuticals. Purchases under primary supplies relationships during the six months ended June 30, 1997 and 1998 were approximately 94% and 83% of total inventory purchases, respectively.

9.    SUBSEQUENT EVENTS

In July 1998, the Company sold of its Department of Corrections business to Stadtlander Drug Distribution Co., Inc., an affiliate of Counsel Corporation the Company's largest shareholder. In exchange for substantially all net assets in the business the Company received approximately 537,500 shares of its common stock. The Company anticipates it will incur a loss of approximately $2 million net of tax benefits.

In accordance with the terms of the Notes, during July 1998 the Company exchanged $325,000 of Senior Subordinated Notes for publicly registered Notes with substantially the same terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information incorporated by reference herein.

GENERAL

         PharMerica is a leading provider of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals and the home. The Company is also a leading provider of mail order pharmacy services to the workers' compensation and catastrophic care markets. As of June 30, 1998, PharMerica provided pharmacy services to approximately 366,000 long-term care beds, 165,000 online pharmacy patients and 82,000 patients through its mail order workers' compensation pharmacy.

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

         Since the Merger was treated as a reverse merger transaction for accounting purposes, the shares of Capstone at the date of close plus the fair value of Capstone's outstanding options and warrants, represent the consideration for the Merger. In accordance with EITF 95-19, the purchase price in the Merger for accounting purposes was determined using the fair value of Capstone's common stock over a reasonable period of time before and after the transaction was agreed and announced. After the Merger was consummated, historical financial statements of the Company became those of PCA. Therefore, the Company's 1997 historical financial results reflect a full year of PCA operations and one month of Capstone operations.

         The Company believes that, when fully realized, the synergies from the Merger will be approximately $25 million annually. This includes savings primarily from the consolidation of 19 institutional pharmacies, more favorable pricing terms in the Company's new primary purchasing contracts and corporate regional overhead reductions. It also includes additional income generated through expanded market coverage of available beds under the Company's existing preferred provider agreements with regional and national long-term care providers.

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

                    PRO FORMA SIX MONTHS ENDED JUNE 30, 1998
                            COMPARED TO THE PRO FORMA
                         SIX MONTHS ENDED JUNE 30, 1997


         NET SALES. The Company's pro forma net sales increased approximately $63.7 million, or 12.7%, to $567.1 million in 1998 from $503.4 million in 1997. This increase is a result of marketing and customer retention initiatives, a continued focus on ancillary and IV penetration at existing accounts.

         OPERATING INCOME. The Company's pro forma operating income increased approximately $14.4 million, or 33.6%, to $57.2 million in 1998 from $42.8 million in 1997. As a percentage of net sales, operating income increased to 10.1% in 1998 from 8.5% in 1997. This increase is primarily a result of integration of the Company's corporate and regional overhead, continued pharmacy consolidation, and decreased deprecation and amortization resulting from impairment charges taken in the fourth quarter of 1997. Since the Merger, the Company has consolidated corporate functions in Tampa, Florida and has identified 19 pharmacies for consolidation. The Company anticipates consolidation activities should be completed during the fourth quarter of 1998.

         INCOME TAXES. The Company had a pro forma annual effective tax rate of approximately 43.4% for both periods. The annual effective tax rate was higher than the federal and state statutory rate primarily due to the impact of pro forma non-deductible goodwill amortization associated with the Company's acquisition activities and the Merger.

         NET INCOME. The Company's pro forma net earnings increased $6.7 million (42.7%) or $.07 per share to $22.4 million, or $.25 per share in 1998. The net earnings growth is attributable to the cost savings initiatives and consolidation activities resulting from the Merger as well as a 12.7% increase in pro forma revenues over 1997 levels.

               THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH THE
                        THREE MONTHS ENDED JUNE 30, 1997


NET SALES. Net sales increased to $287.7 million in the 1998 period from $153.7 million in the 1997 period, an increase of $134.0 million or 87.2%. Of this increase, approximately $103.3 million is attributable to the operations of the acquisitions. The additional increase is attributable to marketing and customer retention initiatives, a continued focus on ancillary and IV penetration at existing accounts and continued gains in long-term care beds serviced. The Company did not experience any material change in reimbursement levels in the 1998 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $160.9 million in the 1998 period from $82.3 million in the 1997 period, an increase of $78.6 million. As a percentage of net sales, cost of sales increased to 55.9% in the 1998 period from 53.5% in the 1997 period as a result of less favorable purchasing contracts at the acquired companies. The Company anticipates improvements in the acquired companies' cost of sales as those companies are transitioned to the Company's purchasing contracts and programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $89.5 million in the 1998 period from $52.2 million in 1997 period, an increase of $37.3 million. As a percentage of net sales, selling, general and administrative expenses were 31.1% in the 1998 period, compared to 34.0% in the 1997 period. The decrease as a percentage of net sales was a result of leveraging fixed cost over a larger revenue base, as well as, the restructuring and consolidation plans initiated as part of the Merger and operational synergies achieved as a result of the acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8.9 million in the 1998 period from $5.1 million in the 1997 period, an increase of $3.8 million. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

INTEREST EXPENSE, NET. Interest expense was $9.6 million in the 1998 as compared to $4,000 in 1997. The 1998 amount primarly relates to bank borrowings to fund the Merger as well as other acquisitions. During 1997, the Company did not incur interest charges on its intercompany payable to Beverly Enterprises, Inc.

                SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH THE
                         SIX MONTHS ENDED JUNE 30, 1997


NET SALES. Net sales increased to $562.3 million in the 1998 period from $301.3 million in the 1997 period, an increase of $261.0 million. Of this increase, approximately $202.0 million is attributable to the operations of the acquisitions completed. The additional increase is attributable to marketing and customer retention initiatives, a continued focus on ancillary and IV penetration at existing accounts and continued gains in long-term beds serviced. The Company did not experience any material change in reimbursement levels in the 1998 period.

COST OF SALES. Cost of sales includes the cost of pharmaceuticals sold to patients and institutions. Cost of sales increased to $313.7 million in the 1998 period from $162.4 million in the 1997 period, an increase of $151.3 million. As a percentage of net sales, cost of sales increased to 55.8% in the 1998 period from 53.9% in the 1997 period as a result of less favorable purchasing contracts at the acquired companies. The Company anticipates improvements in the acquired companies' cost of sales as those companies are transitioned to the Company's purchasing contracts and programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses increased to $175.0 million in the 1998 period from $101.4 million in 1997 period, an increase of $73.6 million or 72.6%. As a percentage of net sales, selling, general and administrative expenses were 31.1% in the 1998 period, compared to 33.7% in the 1997 period. The decrease as a percentage of net sales was a result of leveraging fixed costs over a larger revenue base, as well as, the restructuring and consolidation plans initiated as part of the Merger and operational synergies achieved as a result of the acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $17.4 million in the 1998 period from $9.9 million in the 1997 period, an increase of $7.5 million. This increase is due mainly to the increased amortization expense incurred as a result of the acquisitions.

INTEREST EXPENSE, NET. Interest expense, net increased to $17.4 million in the 1998 period from $48,000 in the 1997 period, primarly due to bank borrowings related to the merger and other acquisitions. Additionally, the Company did not incur interest charges on its intercompany payable to Beverly Enterprises, Inc.

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

The Company's net cash flows from operating activities were $(12.3) million and $12.3 million respectively, for the six months ended June 30, 1998 and 1997. Generally, the cash flows from operating activities in each of the periods resulted from increased working capital requirements. Specifically, net cash flows from operating activities during the 1998 period were impacted by a $46.0 million increase in accounts receivable. This increase resulted from approximately $32 million in increased revenues from the fourth quarter of 1997, a $8 million increase in accounts receivable from Beverly Enterprises, Inc. pursuant to the terms of the Merger and an approximately $3 million increase in accounts receivable for entities acquired since December 1997.

The Company's net cash flows from investing activities were $(76.9) million and $(33.2) million for the six months ended June 30, 1998 and 1997, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during both periods.

Net cash flows from financing activities were approximately $127.8 million and $20.0 million for the six months ended June 30, 1998 and 1997, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisitions and working capital requirements.

In connection with the Merger in December 1997, the Company entered into a revolving $550.0 million credit facility (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank ("Chase") acts as administrative agent. Approximately $113.7 million of the Credit Facility was used to retire principal amounts outstanding under the Company's prior credit facility and approximately $275.0 million was used to retire PCA debt assumed in connection with the Merger. The Credit Facility bears interest, at the prime rate (plus an applicable margin) or the federal funds rate plus an applicable margin, or (b) the London Interbank market rate, plus an applicable margin based upon the Company's leverage ratio and other provisions and covenants. As of August 1, 1998, the Company had approximately $215 million outstanding under the Credit Facility.

In March 1998, the Company sold $325 million of Senior Subordinated Notes in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. The Company used the net proceeds of the Notes to partially repay indebtedness under the Credit Facility, which amounts may be subsequently reborrowed.

The Company believes its liquidity and capital resources are adequate to meet its operating needs for the foreseeable future. In order to implement its growth strategy, the Company will require substantial capital resources and will need to incur, from time to time, additional indebtedness. Availability under the Credit Facility will be used primarily to fund the Company's future acquisitions. Availability of funds under the Credit Facility is limited by certain financial covenants. In the event the funding requirements in connection with the potential future acquisitions exceed the funds available pursuant to the Credit Facility, the Company also may need to issue, in public or in private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART 2:  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 1998, the Company held its 1998 Annual Meeting of Shareholders for the purpose of electing three directors. Listed below are the results of the election.

ELECTION OF DIRECTORS


                     Cecil S. Harrell               Albert Reichmann               Gail Wilensky, Ph.D.
                     ----------------               ----------------               --------------------
For:                    55,301,740                     55,300,464                      55,300,415
Against:                ----                           ----                            ----
Withheld:               ----                           ----                            ----
Abstentions:            971,223                        972,499                         972,548
Non-Voting (1):         32,252,295                     32,252,295                      32,252,295
Eligible Shares:        88,525,258                     88,525,258                      88,525,258

(1) Includes broker non-votes

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      The exhibits filed as a part of this Report are listed in the
                  Exhibit Index immediately following the signature page.

         (b) The following Report on Form 8-K was filed in the reporting period:

                  Form 8-K dated May 15, 1998 that contains Item 5 disclosures, including a letter sent to shareholders of the Company along with its 1997 Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998              PHARMERICA, INC.


                                     By: /s/ Thomas Hofmeister
                                         ---------------------------------------
                                         Controller and chief accounting officer

                                INDEX OF EXHIBITS


Exhibit
Number                             Description
------   -----------------------------------------------------------------------
 3.1     Certificate of Incorporation of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for period ending August
         30, 1995).
 3.2     Certificate of Ownership and Merger Merging Choice Mergeco, Inc. into Choice
         Drug Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Company's form 10-Q for period ending August 30, 1995.
 3.3     Certificate of Amendment (incorporated by reference to Exhibit A to the
         Company's Proxy Statement for Special Meeting of Stockholders on August 15,
         1996).
 3.4     Certificate of Amendment to Certificate of Incorporation of Capstone Pharmacy
         Services, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed
         December 12, 1997).
 4.1     Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares (incorporated by reference to Exhibit 4.9 to the
         Company's Annual Report on Form 10-K for fiscal year ended December 31,
         1996).
 4.2     Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares (incorporated by reference to, Exhibit 4.10 to the
         Company's Annual Report on Form 10-K for fiscal year ended December 31,
         1996).
 4.3     Form of ACA Investors Warrant ($12.00) for purchase of Common Stock
         (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on
         Form 10-K for fiscal year ended December 31, 1996).
 4.4     Indenture dated March 31, 1998 related to 8 3/8% Senior Subordinated Notes
         (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement
         on Form S-4 filed May 15, 1998).
 4.5     Registration Rights Agreement dated March 31, 1998 (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4/A filed
         June 22, 1998).
 10.1    1995 Nonqualified Stock Option Plan for Directors of the Company
         (incorporated by reference to Exhibit A to Schedule 14A filed
         August 2, 1995).

 10.2    1995 Incentive and Nonqualified Stock Option Plan for Key Personnel and
         Directors of the Company (incorporated by reference to Exhibit B to Schedule
         14A filed August 2, 1995).
 10.3    Amendment to 1995 Incentive and Nonqualified Stock Option Plan for Key
         Personnel and Directors of the Company (incorporated by reference to Annex H to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).
 10.4    1996 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to Schedule 14A filed August 2, 1995).
 10.5    Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company's Registration Statement on Form S-4
         (Reg. No. 333-28517)).
 10.6    Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 4 to the Company's S-8 filed on November 21, 1997).
 10.7    Adirondack Consulting Agreement dated June 25, 1996
         (incorporated by reference to Exhibit 10.23 to Form 10-K for year ending December 31, 1996).
 10.8    Agreement and Plan of Distribution by and among Beverly
         Enterprises, Inc., New Beverly Holdings, Inc. and the Company,
         dated April 15, 1997 (incorporated by reference to Annex C to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).
 10.9    Senior Subordinated Credit Agreement dated December 3, 1997 by and between the Company and Chase Manhattan Bank (incorporated by reference to Exhibit
         10.9 to the Company's 10-K filed on March 31, 1998).
 10.10   Preferred Provider Agreement by and among Beverly Enterprises, Inc. and the
         Company, dated December 3, 1997 (incorporated by reference to Exhibit 10.10 to the Company's 10-K filed on March 31, 1998).
 10.11   Adirondack Engagement Letter dated December 10, 1996
         (incorporated by reference to Exhibit 10.11 to the Company's
         10-K filed on March 31, 1998).
 10.12   Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.12 to the Company's 10-K filed on March
         31, 1998).
 10.13   Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.13 to the Company's 10-K filed on March
         31, 1998).
 10.14   Purchase Agreement Dated March 25, 1998 by and among PharMerica, Inc., the Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation,
         Salomon Brothers Inc, BancAmerica Robertson Stephens, Chase Securities
         Inc. and CIBC Oppenheimer Corp (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form S-4/A filed
         June 22, 1998).

27  Financial Data Schedule (for SEC use only).