Form 10-Q
period 1998-09-30
PHARMERICA INC
filed 1998-11-17
CIK 792932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
Yes X        No
   ----         ----

         Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at November 2, 1998
           -----                                 -------------------------------
COMMON STOCK, $.01 PAR VALUE                                89,326,126

                        PHARMERICA, INC. AND SUBSIDIARIES
                                      INDEX


PART 1:   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements......................   3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  27

PART 2:   OTHER INFORMATION

Item 1.   Legal Procedures.................................................  28

Item 2.   Changes in Securities............................................  28

Item 3.   Defaults upon Senior Securities..................................  28

Item 4.   Submission of Matters to Vote of Security Holders................  28

Item 5.   Other Information................................................  28

Item 6.   Exhibits and Reports on Form 8-K.................................  28

SIGNATURES        .........................................................  29

INDEX OF EXHIBITS..........................................................  30

                        PharMerica, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 As of December 31, 1997 and September 30, 1998
                      (in thousands, except share amounts)


                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                             1997           1998
                                                                         ------------   ------------
   ASSETS                                                                                (UNAUDITED)

Cash and cash equivalents                                                $   34,215      $   35,856
Accounts receivable, net of allowance for doubtful accounts of
    $22,096 and $66,442, respectively                                       205,225         224,498
Inventories                                                                  51,766          56,688
Prepaid expenses and other current assets                                     6,307           2,594
Deferred tax assets                                                          35,360          49,056
                                                                         ----------      ----------
   Total Current Assets                                                     332,873         368,692

Equipment and leasehold improvements, net                                    46,599          63,279
Goodwill, net of accumulated amortization of $ 26,653
   and $38,873, respectively                                                723,954         701,607
Other assets                                                                 10,822          15,749
                                                                         ----------      ----------
    Total Assets                                                         $1,114,248      $1,149,327
                                                                         ==========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                    $  109,483      $   96,948
Current portion of long term debt                                             7,533          10,225
Current portion of accrued restructuring charges                             14,269           5,272
                                                                         ----------      ----------
   Total Current Liabilities                                                131,285         112,445

Deferred income taxes                                                        21,216          26,262
Long term debt, net of current portion                                      427,889         570,968
Restructuring charges, net of current portion                                 4,980          12,640
                                                                         ----------      ----------
   Total Liabilities                                                        585,370         722,315

   STOCKHOLDERS' EQUITY

Common stock $.01 par value; 300,000,000 shares authorized;                     876             894
   87,930,184 shares issued and 87,591,722 shares outstanding as of
   December 31, 1997 and 89,326,126 shares issued and outstanding as of September 30, 1998
Preferred stock, $.01 par value; and 500,000 shares authorized and
   none outstanding                                                            --              --
Additional paid-in capital                                                  413,567         417,114
Retained earnings                                                           114,435           9,004
                                                                         ----------      ----------
   Total Stockholders' Equity                                               528,878         427,012
                                                                         ----------      ----------

   Total Liabilities and Stockholders' Equity                            $1,114,248      $1,149,327
                                                                         ==========      ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PharMerica, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1997 and 1998
                    (in thousands, except per share amounts)
                                   (unaudited)


                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             --------------------------------  -------------------------------
                                                   1997          1998               1997           1998
                                                ----------     ---------         ---------      ---------

REVENUES                                        $ 155,555      $ 289,767         $ 456,885      $ 852,116

COSTS OF REVENUES                                  84,894        172,219           247,291        485,883
                                                ---------      ---------         ---------      ---------

           Gross profit                            70,661        117,548           209,594        366,233

OPERATING EXPENSES:

     Selling, general and
        administrative expenses                    49,395         88,072           145,657        256,478

     Bad debt expense                               2,505         42,221             7,682         48,794

     Depreciation and amortization                  5,022          9,327            14,930         26,744

     Loss on disposition                             --            4,500              --            4,500

     Asset impairment
          and restructuring charges                  --          108,215              --          108,215
                                                ---------      ---------         ---------      ---------

           Operating income (loss)                 13,739       (134,787)           41,325        (78,498)

INTEREST EXPENSE, NET                                  70         10,656               118         28,039
                                                ---------      ---------         ---------      ---------
           INCOME (LOSS) BEFORE PROVISION
                (BENEFIT) FOR INCOME TAX           13,669       (145,443)           41,207       (106,537)

PROVISION (BENEFIT)
     FOR INCOME TAXES                               5,675        (18,000)           17,096         (1,106)
                                                ---------      ---------         ---------      ---------

     NET INCOME (LOSS)                          $   7,994      $(127,443)        $  24,111      $(105,431)
                                                =========      =========         =========      =========
Earnings (loss) per common and
     common equivalent share:

     Basic                                      $    0.16      ($   1.42)        $    0.48      ($   1.19)
                                                =========      =========         =========      =========

     Diluted                                    $    0.16      ($   1.42)        $    0.48      ($   1.19)
                                                =========      =========         =========      =========
Weighted average number of common and
     common equivalent shares outstanding:

     Basic                                         50,000         89,661            50,000         88,626
                                                =========      =========         =========      =========

     Diluted                                       50,051         89,661            50,051         88,626
                                                =========      =========         =========      =========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PharMerica, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                   For the Nine Months Ended September 30,1998
                                 (in thousands)
                                   (unaudited)


                                                                                                                 Total
                                                        Common Stock            Additional       Retained     Stockholders'
                                                   Shares         Amount      Paid-in Capital    Earnings        Equity
                                                   ------         ------      ---------------    --------        ------

Balance, December 31, 1997                         87,591       $     876       $ 413,567       $ 114,435       $ 528,878

Shares released from escrow                           332               3              (3)           --              --

Common stock issued in connection with
    exercise of stock options and warrants          1,941              20          10,062            --            10,082

Common stock received in connection
    with disposition and retired                     (538)             (5)         (6,512)           --            (6,517)

Net loss for the nine months ended
    September 30, 1998                               --              --              --          (105,431)       (105,431)
                                                ---------       ---------       ---------       ---------       ---------
Balance, September 30, 1998                        89,326       $     894       $ 417,114       $   9,004       $ 427,012
                                                =========       =========       =========       =========       =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PharMerica, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1998
                                 (in thousands)
                                   (unaudited)


                                                                               1997           1998
                                                                            ---------      ----------
Cash flows from operating activities:
      Net income (loss)                                                     $  24,111       $(105,431)
                                                                            ---------       ---------
      Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
           Depreciation and amortization                                       14,930          26,744
           Loss on disposition                                                   --             4,500
           Asset impairment and restructuring charges                            --           108,215
           Changes in operating assets and liabilities,
           net of acquisitions and disposition
              Accounts receivable, net                                        (15,785)        (26,494)
              Inventories                                                      (4,066)         (3,423)
              Prepaid expenses and other current assets                           139           4,137
              Deferred income taxes                                             1,272          (8,650)
              Accounts payable and accrued expenses                               713         (22,015)
              Accrued restructuring charges                                      --           (11,090)
              Other assets                                                       (542)         (4,563)
                                                                            ---------       ---------
                  Total adjustments                                            (3,339)         67,361
                                                                            ---------       ---------
                      Net cash flows from operating activities                 20,772         (38,070)
                                                                            ---------       ---------

Cash flows from investing activities:
      Purchase of equipment and leasehold improvements                        (11,514)        (25,074)
      Payments for acquisitions, net of cash acquired                         (27,589)        (84,530)
                                                                            ---------       ---------
                      Net cash flows from investing activities                (39,103)       (109,604)
                                                                            ---------       ---------

Cash flows from financing activities:
      Net proceeds from commercial bank borrowings                               --           143,825
      Net proceeds from issuance of long-term debt                                172            --
      Net proceeds from issuance of subordinated debt                            --           316,875
      Advances from Beverly Enterprises, Inc.                                  12,812            --
      Proceeds from exercise of stock options and warrants                       --            10,082
      Repayment of long-term debt                                                --          (321,467)
                                                                            ---------       ---------
                      Net cash flows from financing  activities                12,984         149,315
                                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents                           (5,347)          1,641
Cash and cash equivalents, beginning of period                                  7,575          34,215
                                                                            ---------       ---------
Cash and cash equivalents, end of period                                    $   2,228       $  35,856
                                                                            =========       =========
Supplemental disclosures of cash flow information:
      Cash paid for:
           Interest                                                         $     219       $  12,903
                                                                            =========       =========
           Taxes                                                            $    --         $  20,599
                                                                            =========       =========
Supplemental disclosure of noncash investing and financing activities:
      Receipt of common stock in connection with disposition                $    --         $   6,517
                                                                            =========       =========




    The accompanying notes are an integral part of the condensed consolidated financial statements

PHARMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS - PharMerica, Inc. ("PharMerica" or the "Company"), a Delaware corporation, was formed as a result of the merger involving Capstone Pharmacy Services, Inc. ("Capstone") and Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of Beverly Enterprises, Inc. ("Beverly"), on December 3, 1997 (the "Merger").

     PharMerica is a leading provider of pharmacy products and services serving approximately 500,000 patients in long-term care and alternate site settings. The Company provides services to patients in skilled nursing facilities, assisted living facilities, residential and independent living communities, specialty hospitals and the home setting. The Company currently operates 168 pharmacies in 41 states serving approximately 380,000 long-term care residents and more than 106,000 workers' compensation patients through its mail service and on-line pharmacy programs. In addition, PharMerica currently serves over 4,300 patients enrolled in its Pharma Complete chronic and catastrophic care program.

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense footnote disclosures and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.

     In connection with the Merger, the transaction has been treated as an acquisition of Capstone by PCA for accounting purposes since, at the date of the Merger, Beverly's shareholders owned a majority of the surviving company. Accordingly, the historical financial statements for the three and nine months ended September 30, 1997 are comprised of PCA only.

     The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1997. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     PRINCIPLES OF CONSOLIDATION - The unaudited condensed consolidated financial statements include the accounts of PharMerica, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements. Also affected are the reported amounts of revenues, expenses, and gains and losses during the reporting periods. Actual results could differ from these estimates.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist principally of purchased pharmaceuticals.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives or, with respect to leasehold improvements, over the term of the lease if shorter:

              Furniture, fixtures and equipment...................3-15 years
              Software and computer equipment.....................3-5 years
              Leasehold improvements..............................5 years

     Equipment and leasehold improvements obtained in acquisitions of subsidiaries are depreciated or amortized based on their remaining useful lives at the acquisition date.


     GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of an asset to its carrying amount.

     Costs in excess of fair values of businesses acquired are recorded as goodwill and amortized using the straight-line method over 40 years. On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible asset will be reduced to its fair value. Fair value is determined by using the present value of estimated future cash flows over the remaining amortization period.

     In 1997, the Company recorded an impairment loss of approximately $5.2 million related to the planned closure of certain Capstone pharmacies as a result of the Merger (see Note 2). The impairment loss included the write-off of various fixed assets, such as leasehold improvements and furniture and fixtures, which are specific to the pharmacies closed.
     These pharmacies were closed during 1998. Additionally, the Company had capitalized software costs which were also written-down to their estimated fair value.

     During the third quarter of 1998, the Company recorded an impairment loss of approximately $99.0 million. This loss related primarily to five pharmacies, each of which has had negative operating cash flows during 1998. The Company closed one of the pharmacies during the third quarter of 1998 and has identified three of the other pharmacies as "assets to be disposed of" and has recorded write-downs to reflect management's opinion of estimated net realizable value for these pharmacies. The fifth pharmacy has had deteriorating operating results which required the Company to record the FAS 121 charge.

     REVENUE RECOGNITION - Revenues are recorded as products are shipped and services rendered. A portion of the Company's revenues are covered by various state and federal reimbursement programs which are subject to review and audit. Reimbursement programs are also subject to change from time to time. Revenues are reported at the estimated net amounts to be received from individuals, third party payors, nursing facilities and others.

     The Company also recognizes revenue under certain capitated arrangements. However, these revenues are insignificant and any estimated gains or losses related to these contracts are accrued as they are incurred.

     CONCENTRATION OF CREDIT RISK - A significant portion of the Company's revenue and related receivables are reimbursed from two primary payors, Medicaid and Medicare.

     INCOME TAXES - The Company files a consolidated federal income tax return. Income tax expense is based on reported earnings before income taxes. Deferred taxes on income are provided for items in which the reporting period and methods used for income tax purposes differ from those used for financial statement purposes, using the asset and liability method. Deferred income taxes are recognized for the tax consequence of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     EARNINGS PER SHARE - In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted

     EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. SFAS No. 128 was effective for fiscal years ending after December 15, 1997 and was adopted by the Company in the first quarter of 1998.

     The weighted average basic and diluted shares used for the three and nine month periods ended September 30, 1998 were approximately 89.7 million and
     88.6 million, respectively.

     The financial statements for the three and nine months ended September 30, 1997, represent those of PCA before the Merger with Capstone since the Merger was recorded for accounting purposes as a purchase of Capstone by PCA, effective December 3, 1997. PCA did not have separate identifiable outstanding common stock as it was a wholly owned subsidiary of Beverly Holdings, Inc. ("Beverly"). In connection with the Merger, 50 million shares of common stock were issued relative to the PCA business.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

     1998 ACQUISITIONS AND DIVESTITURES - During January 1998, the Company acquired the stock of Express Pharmacy Services, Inc., and Tmesys, Inc., which are based in Tampa, Florida and provide workers' compensation related mail order and on-line pharmacy services . The purchase price was approximately $19.7 million, and goodwill at the date of acquisition was $18.6 million.

     During February 1998, the Company acquired the assets of Kentucky Health Services, Inc. d/b/a Med Source, a Kentucky based provider of institutional pharmacy services. The purchase price was approximately $25.0 million, and goodwill at the date of acquisition was $23.3 million. The agreement also provides for an earnout based on the future adjusted earnings of the business.

     On July 2, 1998, the Company sold its Department of Corrections business to Stadtlanders Drug Distribution Co., Inc., an affiliate of Counsel Corporation ("Counsel"), the Company's largest shareholder. In exchange for substantially all net assets of the business, the Company received 537,500 shares of PharMerica common stock previously owned by Counsel. The Company recorded a pre-tax loss on the sale of this business of approximately $4.5 million during the three months ended September 30, 1998.

     During August 1998, the Company acquired certain assets of National Institutional Pharmacy Services, Inc. ("NIPSI"), a New Mexico based provider of institutional pharmacy services, from Integrated Health Services, Inc. The purchase price was approximately $20.9 million, plus related transaction costs of approximately $7.4 million, and goodwill recorded at the date of acquisition was approximately $26.4.

     Also, during the nine months ended September 30, 1998, the Company acquired the assets or stock of nine additional companies. The total purchase price was approximately $23.4 million and total goodwill recorded was approximately $21.1 million. Certain acquisitions include provisions for earnouts based on adjusted future earnings for the respective business.

     1997 ACQUISITIONS - In January 1997, the Company acquired Interstate Pharmacy Corp., which provides institutional pharmacy services from twelve pharmacies throughout the state of Hawaii. The purchase price was approximately $20.1 million, and goodwill recorded at the date of acquisition was $12.0 million.

     In March 1997, the Company acquired the assets of Intramed, Inc. and Black-Hills Pharmaceutical Services, Inc. which provide institutional pharmacy and infusion therapy services in the state of South Dakota. The total purchase price was $2.4 million, and goodwill recorded at the date of acquisition was approximately $1.7 million.

     In April 1997, the Company acquired the assets of River City Pharmacy, Inc., an Indiana-based institutional pharmacy. The purchase price was $5.4 million and goodwill recorded at the date of acquisition was $4.5 million.

     On December 3, 1997, Capstone issued 50,000,000 shares of its common stock and paid approximately $291.0 million to acquire all of the outstanding stock of Beverly Enterprises, Inc. Immediately prior to this transaction, Beverly had completed a distribution of its long-term care business to New Beverly Holdings, Inc. leaving only its institutional pharmacy business, PCA, to be acquired by Capstone. Because Beverly's shareholders own a majority of the surviving corporation, the transaction has been treated as an acquisition of Capstone by PCA for accounting purposes.

     In accordance with EITF 95-19, the purchase price for the Beverly acquisition was determined using the fair value of Capstone's common stock over a reasonable period of time before and after the transaction was agreed to and announced. In a reverse merger transaction, the shares of Capstone at the date of close represent the consideration for the merger, plus the fair value of Capstone's outstanding options and warrants, calculated using the Black-Scholes option pricing model. After the merger was consummated, the historical financial statements of the Company became those of PCA.

     In December 1997, the Company acquired Hollins Manor I, LLC which provides institutional pharmacy services to long-term care facilities in the state of Virginia. The purchase price was $7.7 million, and goodwill recorded at the date of acquisition was $7.4 million.

     In December 1997, the Company purchased Family Center Pharmacy, Inc., a Pittsburgh, Pennsylvania-based provider of institutional pharmacy services doing business as Medical Arts Pharmacy. The purchase price at closing was $9.2 million and the agreement also provided for an earn-out based on the future adjusted earnings of the business. Goodwill recorded at the date of acquisition was $8.4 million.

     Also, in December 1997, the Company purchased Resident Care Pharmacy, Inc. ("Resident Care"), a North Carolina-based institutional pharmacy. The total consideration was approximately $13.0 million, including $9.1 million representing the issuance of 811,341 shares of the Company's common stock, a non-compete note payable of $1.4 million, assumed debt of $1.6 million and a cash payment of $.8 million. Goodwill at the date of acquisition was $13.6 million.

     All business acquisitions described above have been accounted for by the purchase method of accounting with the assets and liabilities of the acquirees recorded at their estimated fair market values at the date of acquisition. The operations of the acquirees, since the dates of acquisition, are included in the accompanying unaudited condensed consolidated statements of operations. Goodwill, representing the excess of acquisition cost over the fair value of net assets acquired, for these business acquisitions is being amortized over forty years.

     UNAUDITED PRO FORMA FINANCIAL INFORMATION - Unaudited pro forma combined consolidated results of operations of the Company for the three and nine month periods ended September 30, 1997 and 1998 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions and divestitures discussed above had been made as of January 1, 1997:

                                                     PRO FORMA                     PRO FORMA
                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                               1997           1998             1997           1998
                                             --------       ---------        --------       --------
     REVENUES                                $271,228       $ 294,878        $794,792       $875,062

     COSTS OF REVENUES                        148,875         174,518         435,172        492,344
                                             --------       ---------        --------       --------
     Gross profit                             122,353         120,360         359,620        382,718

     OPERATING EXPENSES

         Selling, general and
              administrative  expenses         82,668          89,631         244,377        263,862

         Bad debt expense                       3,244          42,221           9,900         48,794

         Depreciation and Amortization          9,726           9,458          28,867         27,678
                                             --------       ---------        --------       --------
         OPERATING INCOME (LOSS)               26,715         (20,950)         76,476         42,384

     Interest Expense, net                     10,178          10,716          29,541         29,987
                                             --------       ---------        --------       --------

         INCOME (LOSS) BEFORE
              PROVISION FOR
              INCOME TAX                       16,537         (31,666)         46,935         12,397

     INCOME TAX PROVISION (BENEFIT)             7,221         (13,659)         20,178          5,331
                                             --------       ---------        --------       --------
         NET INCOME (LOSS)                   $  9,316       $ (18,007)       $ 26,757       $  7,066
                                             ========       =========        ========       ========
         Primary and Diluted income
              (loss) per share               $   0.10       $   (0.20)       $   0.30       $   0.08
                                             ========       =========        ========       ========

     The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) exclusion of non-recurring asset impairment and restructuring charges, (2) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (3) the interest expense resulting from the financing of the acquisitions, (4) incremental interest charges on intercompany balances with Beverly Enterprises, Inc. at an effective rate of 6.5%, (5) the per share effect of stock issued as part of the acquisitions, and (6) the related income tax effects. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.

NOTE 3 - LONG-TERM DEBT

     The Company maintains a $550 million Bank Credit Facility with several commercial banks (the "Credit Facility"). The Credit Facility stipulates certain covenants relating to various financial ratios, including a leverage ratio and a minimum net worth requirement, among other restrictive covenants. The Company was in compliance with all such covenants as of September 30, 1998. The Credit Facility allows PharMerica to obtain loans at any time, subject to compliance with certain covenants, and matures on December 3, 2002.

     Under the Credit Facility, the Company has the option to borrow under an alternate base rate or a Eurodollar loan rate. Interest rates on the alternate base rate loans are at the greatest of (a) the prime rate, (b) the base certificate of deposit rate plus 1% or (c) the federal funds effective rate on the date of the loan, plus 1/2 of 1%. Interest on the alternate base rate loans is due quarterly in arrears. Interest rates on the Eurodollar loans are calculated using the adjusted LIBOR rate for the interest period in effect, plus the applicable rate. The adjusted LIBOR rate is the LIBOR rate for such interest period multiplied by the statutory reserve rate. The applicable rate and the statutory reserve rate are defined in the Credit Facility. Interest on the Eurodollar loans is due on the last day of the interest period applicable to the borrowing. As of September 30, 1998, the Company had $246,650,000 outstanding under a Eurodollar loan at an effective interest rate, including the amortization of deferred financing costs, of approximately 6.25%.

     In March 1998, the Company sold $325 million of Senior Subordinated Notes (the "Notes") in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. Net -proceeds of the Notes were used to repay a portion of the outstanding borrowings under the Credit Facility. In accordance with the terms of the Notes, in July 1998 the Company exchanged the private placement notes for publicly registered notes with substantially the same terms.

NOTE 4 - RESTRUCTURING CHARGES

     During December 1997, in connection with the Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, management intended to close six former PCA pharmacies, 14 former Capstone pharmacies, and relocate Capstone's corporate headquarters from Irving, Texas to Tampa, Florida. The restructuring activities discussed above in connection with the Merger were substantially completed during the first nine months of 1998.

     In connection with the Capstone acquisition, the Company assumed approximately $3.9 million of liabilities from previous Capstone restructurings consisting primarily of remaining lease termination costs.

     The Company recorded restructuring costs of approximately $5.8 million in 1997 related to the closure of certain former PCA pharmacies, consisting of $3.6 million of severance covering approximately 180 pharmacy employees, $.8 million of lease termination costs and $1.4 million of other exit costs.

     The Company also assumed liabilities, included in the Capstone purchase price allocation of $9.6 million related to the closure of the former Capstone pharmacies and the relocation of Capstone's former headquarters, consisting of $5.0 million of severance covering approximately 260 employees, $3.1 million of lease termination costs and $1.5 million of relocation costs. The terminated positions were comprised primarily of pharmacy employees and several regional and corporate positions.

     During the nine months ended September 30, 1998, approximately $5.6 million has been charged against these restructuring accruals consisting of approximately $2.7 million paid as severance to approximately 106 terminated employees and approximately $2.9 million paid for relocation, terminated leases and other exit costs. In September 1998, management determined that approximately $6.8 million of these original accrued Merger restructuring charges, exceeded the estimated amount required to complete the planned restructuring. Accordingly, the restructuring accrual was reduced by a reduction of asset impairment and restructuring charges of $3.8 million on the condensed consolidated statements of operations, and a reduction in goodwill of $3.0 million on the condensed consolidated balance sheet.

     In September 1998, the Company recorded approximately $13.0 million in new restructuring charges, consisting of approximately $2.1 million of severance covering 46 corporate positions and approximately $10.9 million relating to future rents and related exit costs in connection with the relocation of the Company's corporate office and its mail service pharmacy facility in Tampa. The Company is consolidating and relocating its corporate office and the mail service pharmacy operating unit to a new location in Tampa.

NOTE 5 - RELATED PARTY TRANSACTION

     During the three months ended September 30, 1998, the Company paid approximately $5.9 million to Counsel Corporation, which owns approximately 9% of the Company's outstanding common stock, for investment banking services in connection with the Company's acquisition of NIPSI and the settlement of related litigation with Integrated Health Services, Inc. These payments have been included in the total cost of the NIPSI acquisition.

NOTE 6 - NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public companies report information about operating segments in their financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of the business about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 requires the Company to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, profit, assets and other amounts disclosed for segments to corresponding totals in the Company's financial statements. SFAS No. 131 will also require the Company to report information about the revenues derived from its products and services and about major customers, regardless of whether that information is used in making operating decisions.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Comparative information is also to be provided for earlier years. Management does not believe that the adoption of SFAS No. 131 will have a material impact on its consolidated financial statements.

NOTE 7 - CONTINGENCIES

     The Company is subject to various claims and litigation in the ordinary course of its business. In the opinion of management and outside counsel, the ultimate settlement of these claims and litigation will not have a material adverse effect on the consolidated financial position or future operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information incorporated by reference herein.

         Certain statements contained in or incorporated by reference into this Form 10-Q, including but not limited to those regarding the Company's financial position, business strategy, and other plans and objectives for future operations and any other statements that are not historical facts constitute forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements. Such factors include, but are not limited to: the continued availability of acceptable acquisition candidates, the Company's ability to complete its acquisition integration strategy, the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies, the failure of the Company to obtain or maintain required regulatory approvals or licenses, and other risks and uncertainties as described in the Risk Factors section below and in the Company's previous filings with the SEC.

OVERVIEW

         PharMerica is a leading provider of pharmacy products and services serving approximately 500,000 patients in long-term care and alternate site settings. The Company provides its services to patients in skilled nursing facilities, assisted living facilities, residential and independent living communities, specialty hospitals and the home setting. PharMerica currently operates 168 pharmacies in 41 states serving approximately 380,000 long-term care residents and more than 106,000 workers' compensation patients via mail service and on-line pharmacy programs.

         PharMerica was formed as a result of the Merger involving PCA, formerly a subsidiary of Beverly, and Capstone. Capstone issued 50 million shares of its common stock and paid approximately $291.0 million in connection with the Merger. Immediately prior to this transaction, Beverly distributed its long-term care business to New Beverly Holdings, Inc. ("New Beverly") leaving only its institutional pharmacy business, PCA, to be acquired by Capstone. For accounting purposes, the transaction was treated as an acquisition of Capstone by PCA since Beverly's shareholders owned a majority of the Company after the Merger.

         Since the Merger was treated as a reverse merger transaction for accounting purposes, the shares of Capstone at the date of close plus the fair value of Capstone's outstanding options and warrants represent the consideration for the Merger. In accordance with EITF 95-19, the purchase price for accounting purposes was determined using the fair value for Capstone's common stock over a reasonable period of time before and after the transaction was announced. After the Merger was consummated, the historical financial statements of the Company became those of PCA. Accordingly, the historical financial statements for the three and nine months ended September 30, 1997 are comprised of PCA only.

The Company has previously estimated potential cost savings from the Merger, including savings related to consolidation of pharmacies, better pricing terms in the Company's primary purchasing contracts and other overhead related vendor contracts, and expanded market coverage of available beds under existing preferred provider agreements. As a result of previous cost savings realized and the recently announced corporate overhead reductions of approximately $10 million annually, the Company believes it has substantially completed the actions necessary to achieve the estimated potential cost savings identified at the time of the Merger.

PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE PRO FORMA
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


         The unaudited pro forma results for the three and nine months ended September 30, 1998 and 1997, as discussed below, include the actual results of Capstone and PCA as though the Merger, which occurred on December 3, 1997, had taken place on January 1, 1997. The pro forma results also reflect all acquisitions and divestitures since December 3, 1997 as if they had occurred on January 1, 1997. In addition, the unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) exclusion of non-recurring asset impairment and restructuring charges, (2) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (3) the interest expense resulting from the financing of the acquisitions, (4) incremental interest charges on intercompany balances with Beverly Enterprises, Inc. at an effective rate of 6.5%, (5) the per share effect of stock issued as part of the acquisitions, and (6) the related income tax effects. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.

         REVENUES Pro forma revenues for the three months ended September 30, 1998 were approximately $294.9 million, or an 8.7% increase, compared to pro forma revenues of approximately $271.2 million during the same period in 1997. Pro forma revenues for the nine months ended September 30, 1998 were approximately $875.1 million, or a 10.1% increase, compared to pro forma revenues of approximately $794.8 million for the nine months ended September 30, 1997. These increases reflect internal growth from all of the facilities owned by the Company at September 30, 1998 over the same facilities' prior year performance. The internal revenue growth is primarily due to increased volumes from new and existing customers.

         COSTS OF REVENUES Pro forma costs of revenues for the three months ended September 30, 1998 were approximately $174.5 million, or 59.2% of pro forma revenues, compared to pro forma costs of revenues for the three months ended September 30, 1997 of approximately $148.9 million, or 54.9% of pro forma revenues. Pro forma costs of revenues for the nine months ended September 30, 1998 were approximately $492.3 million, or 56.3% of pro forma revenues, compared to pro forma costs of revenues for the nine months ended September 30, 1997 of approximately $435.2 million, or 54.8% of pro forma revenues. The increase in pro forma costs of revenues as a percentage of pro forma revenues is primarily due to a change in the mix of products and services sold. The percentage of infusion therapy products and services as a percentage of pro forma revenues decreased significantly from 1997 to 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Pro forma selling, general and administrative expenses for the three months ended September 30, 1998 were approximately $89.6 million, or 30.4% of pro forma revenues, compared to approximately $82.7 million, or 30.5% of pro forma revenues, for the comparable pro forma period in 1997. The increase in pro forma selling, general and administrative expenses is due, in part, to increased consulting and travel costs related to evaluation of restructuring plans for the Company and its execution of the reductions in corporate overhead. Pro forma selling, general and administrative expenses for the nine months ended September 30, 1998 were approximately $263.9 million, or 30.2% of pro forma revenues, compared to approximately $244.4 million or 30.7% of pro forma revenues, for the comparable period in 1997. The decrease in pro forma selling, general and administrative expenses as a percentage of pro forma revenues is primarily due to overhead efficiencies realized as revenues have grown.

         BAD DEBT EXPENSE The Company's bad debt expense was increased by a pre-tax charge of $37.0 million during the third quarter of 1998 to increase its allowance for doubtful accounts because it has adopted a more conservative accounting method of estimating the allowance necessary for accounts receivable. Three of the Company's large non-preferred provider agreement customers have experienced financial difficulty during the third quarter of 1998, which caused management to re-evaluate the method of estimating the allowances necessary for these and other customers. Management also believes that cash flows of some of its long-term care customers may be impacted by the lower reimbursement rates under the Medicare prospective payment system, which was partially implemented on July 1, 1998.

         DEPRECIATION AND AMORTIZATION Pro forma depreciation and amortization for the three and nine months ended September 30, 1998 were $9.5 million and $27.7 million, respectively compared to $9.7 million and $28.9 million, respectively, for the comparable periods in 1997. This decrease in the respective periods is due primarily to the impairment write-down of goodwill and the related reduction in amortization in the third quarter of 1998.

         INTEREST EXPENSE, NET The Company's pro forma net interest expense during the three and nine months ended September 30, 1998 was approximately $10.7 million and $30.0 million, respectively, compared to approximately $10.2 million and $29.5 million, respectively, for the comparable periods in 1997. The increased interest expense was primarily due to a higher effective interest rate in 1998 compared to 1997.

         INCOME TAXES The Company had a pro forma income tax benefit of $13.7 million, or 43.1% of the pro forma pre tax loss, for the three months ended September 30, 1998. The Company had a pro forma income tax expense for the nine months ended September 30, 1998 of approximately $5.3 million or 43.0% of the pro forma pre-tax income. The pro forma income taxes for the three and nine months ended September 30, 1997 were approximately $7.2 million and $20.2 million or 43.7% and 43.0% of pre-tax income. The rates for all periods are higher than the federal and state statutory rate primarily due to the impact of pro-forma non-deductible goodwill amortization associated with the Company's acquisition activities and the Merger.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


         REVENUES Revenues for the three months ended September 30, 1998 increased to $289.8 million from $155.6 million for the three months ended September 30, 1997, an increase of $134.2 million or 86.2%. Revenues for the nine months ended September 30, 1998 increased to $852.1 million compared to $456.9 million for the nine months ended September 30, 1997, an increase of $395.2 million or 86.5%. The increases for both periods are primarily attributable to the operations of Capstone and other acquisitions which have been reflected since the date of the respective acquisitions and internal revenue growth from existing and new customers.

         COSTS OF REVENUES Costs of revenues includes the cost of pharmaceuticals sold to patients and institutions. Costs of revenues for the three months ended September 30, 1998 increased to $172.2 million, or 59.4% of revenues compared to $84.9 million or 54.6% of revenues, in the comparable 1997 period. Costs of revenues for the nine months ended September 30, 1998 increased to $485.9 million or 57.0% of revenues, compared to $247.3 million, or 54.1% of revenues, for the comparable period in 1997. The increase in costs of revenues as a percentage of revenues is primarily due to the impact of a change in the mix of products and services sold as a result of the Merger, principally from the impact of a significant reduction in infusion therapy products and services as a percentage of revenues from 1997 to 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses include salaries, benefits, facility expenses and other administrative overhead. Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $88.1 million and $256.5 million, respectively, compared to $49.4 million and $145.7 million, respectively, for the comparable periods in 1997. As a percentage of revenues, selling, general and administrative expenses for the three and nine months ended September 30, 1998 were 30.4% and 30.1%, respectively, compared to 31.8% and 31.9% for the comparable periods in 1997. The decrease as a percentage of revenues is primarily due to efficiencies realized in these expenses in connection with the Merger and efficiencies in overhead as revenues have grown.

         ASSET IMPAIRMENT AND RESTRUCTURING CHARGES The Company recorded non-cash, pre-tax charges of $99.0 million in the third quarter of 1998 to reflect write-downs of certain tangible and intangible assets in accordance with FASB Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of. FAS 121 requires companies to periodically review long-lived assets, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the expected future cash flows.

         Substantially all of the FAS 121 write-downs relate to five pharmacies, each of which has had negative operating cash flows during 1998. The Company has closed one of these pharmacies during the third quarter of 1998 and has identified three of the other pharmacies as "assets to be disposed of" and has recorded write-downs to reflect their estimated net realizable value. The fifth pharmacy has had deteriorating operating results which required the Company to record the FAS 121 charge.

         The Company also recorded approximately $13.0 million in new restructuring charges during the third quarter of 1998 offset by the reversal of $3.8 million in excess Merger restructuring costs for a net charge in the quarter of $9.2 million. Substantially all of these charges related to future rents and related costs at its present corporate office and its mail service pharmacy facility in Tampa. The Company is consolidating and relocating its corporate office and the mail service pharmacy operating unit to a new location in Tampa.

         BAD DEBT EXPENSE The Company's bad debt expense was increased by a pre-tax charge of $37.0 million during the third quarter of 1998 to increase its allowance for doubtful accounts because it has adopted a more conservative accounting method of estimating the allowance necessary for accounts receivable. Three of the Company's large non-preferred provider agreement customers have experienced financial difficulty during the third quarter of 1998, which caused management to re-evaluate the method of estimating the allowances necessary for these and other customers. Management also believes that cash flows of some of its long-term care customers may be impacted by the lower reimbursement rates under the Medicare prospective payment system, which was partially implemented on July 1, 1998.

         DEPRECIATION AND AMORTIZATION Depreciation and amortization for the three and nine months ended September 30, 1998 were $9.3 million and $26.7 million, respectively compared to $5.0 million and $14.9 million, respectively, for the comparable periods in 1997. This increase is due mainly to the increased amortization expense incurred as a result of the Merger and subsequent acquisitions.

         LOSS ON DISPOSITION The Company recorded a pre-tax charge of approximately $4.5 million during the third quarter of 1998 in connection with the sale of its Department of Corrections business to Stadtlanders Drug Company, an affiliate of Counsel Corporation which owns approximately 9% of the Company's outstanding common stock.

         INTEREST EXPENSE, NET Interest expense for the three and nine months ended September 30, 1998 was approximately $10.7 million and $28.0 million, respectively. The 1998 amount primarily relates to bank borrowings to fund the Merger and other acquisitions. During 1997, the Company had nominal interest expense because PCA did not incur interest charges on its intercompany payable to Beverly Enterprises, Inc.

         INCOME TAXES The income tax benefits for the three and nine months ended September 30, 1998 were $18.0 million and $1.1 million, respectively. The income tax benefit was less than the federal and state statutory rates because a substantial portion of the asset impairment charges during the third quarter of 1998 are not deductible for tax purposes. The income tax provisions for the three and nine months ended September 30, 1997 were $5.7 million and $17.1 million, respectively. The effective income tax rate for these periods was higher than the federal and state statutory rate primarily due to the impact of non-deductible goodwill associated with the Company's acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

The Company requires capital primarily to finance strategic pharmacy acquisitions, to finance its working capital requirements, and to finance the acquisition of computer and other operating equipment. The Company anticipates its future cash flows will be used to purchase computer equipment and equipment for pharmacies, to finance strategic pharmacy acquisitions, to repay debt and related interest charges, and, to meet, to the extent required, working capital requirements.

The Company's net cash provided by (used in) operating activities for the nine months ended September 30, 1998 and 1997 was approximately $(38.1) million and approximately $20.8 million, respectively. Cash flows from operating activities decreased in 1998 due to increased working capital requirements, which were primarily due to the increase in accounts receivable of approximately $26.5 million and to the decrease of approximately $22.0 million in accounts payable and accrued expenses. These additional working capital requirements were attributable to approximately $76.0 million in increased revenues, an approximately $8 million increase in accounts receivable associated with Beverly Enterprises, Inc. pursuant to the terms of the Merger, and an approximately $8 million net decrease in working capital for entities acquired since December 1997. These additional working capital requirements from acquisitions relates primarily from the terms in certain asset purchase agreements regarding minimum working capital requirements at closing.

The Company's net cash outflows from investing activities were approximately $109.6 million and $39.1 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash flows from investing activities were impacted by acquisitions previously discussed and investments in new pharmacy locations and information systems during both periods.

Net cash inflows from financing activities were approximately $149.3 million and $13.0 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisitions and working capital requirements.

In connection with the Merger in December 1997, the Company entered into a revolving $550.0 million credit facility (the "Credit Facility") with a syndicate of banks for which The Chase Manhattan Bank ("Chase") acts as administrative agent. Approximately $113.7 million of the Credit Facility was used to retire principal amounts outstanding under the Company's prior credit facility and approximately $275.0 million was used to retire PCA debt assumed in connection with the Merger. Under the Credit Facility, the Company has the option to borrow under an alternate base rate or a Eurodollar loan rate. Interest rates on the alternate base rate loans are at the greater of (a) the prime rate, (b) the base certificate of deposit rate plus 1% or (c) the federal funds effective rate on the date of the loan, plus 1/2 of 1%. Interest on the alternate base rate loans is due quarterly in arrears. Interest rates on the Eurodollar loans are calculated using the adjusted LIBOR rate for the interest period in effect, plus the applicable rate. The adjusted LIBOR rate is the LIBOR rate for such interest period multiplied by the statutory reserve rate. The applicable rate and the statutory reserve rate are defined in the Credit Facility. Interest on the Eurodollar loans is due on the last day of the interest period applicable to the borrowing. As of September 30, 1998, the Company had $246.7 million outstanding under a Eurodollar loan at an effective interest rate, including the amortization of deferred financing costs, of approximately 6.25%. The Credit Facility contains various financial covenants, including an adjusted leverage ratio, a consolidated interest expense coverage ratio and a net worth covenant (each as defined in the Credit Facility). As of September 30, 1998, the Company was in compliance with all covenants of the Credit Facility. Because the Company is close to the maximum ratio under certain covenants, the Company is presently discussing modifications to such covenants with the Credit Facility lenders. There can be no assurance that such modifications, if necessary, will be approved by the Credit Facility lenders on terms acceptable to the Company.

The Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, certain mergers or consolidations, certain investments, loans or guarantees, certain hedging agreements not entered into to mitigate risk, payment of cash dividends and the redemption or repurchase of securities of the Company, sales of all or substantially all of the assets or stock of the Company, non-arm's length transactions with affiliates, and entering into certain restrictive agreements.

In March 1998, the Company sold $325 million of Senior Subordinated Notes in a private placement offering. The notes bear interest at 8 3/8% and mature in 2008. The Company used the net proceeds of the notes to partially repay indebtedness under the Credit Facility, which amounts may be subsequently reborrowed subject to borrowing restrictions outlined in the loan covenants described above. In accordance with the provisions of the notes, new registered notes, which may now be publicly traded, were issued in July 1998 with substantially the same terms as the original notes. The indenture governing the notes contains certain limitations or prohibitions on the Company including the incurrence of certain indebtedness, the creation of security interests, certain acquisitions and dispositions and certain investments. As of September 30, 1998, the Company was in compliance with such covenants.

The Company has implemented measures to improve cash flows generated from operating activities, including a greater emphasis on internal growth, reductions in corporate overhead, and more aggressive collection efforts. The Company believes these strategies should be adequate to meet its operating needs for the foreseeable future. However, the Company may require substantial capital resources for acquisitions or to meet working capital needs and may need to incur additional indebtedness. The availability of funds under the Credit Facility is limited by certain financial covenants as described above and there can be no assurances that additional funds will be available.

YEAR 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year such that, as the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company is in the process of formulating and implementing a program designed to address any Year 2000 problems. As a result, a project team has performed an initial review of all internal computer systems and is developing and implementing a more detailed assessment to include internal and external compliance audits and performance of various validation and testing procedures. The Company intends to replace or correct through programming modifications and/or software upgrades systems critical to the Company's business identified as non-Year 2000 compliant. In addition, third parties such as suppliers, customers and payor sources (including Medicare and Medicaid) will be asked to verify, through a compliance assurance questionnaire, their Year 2000 readiness. The Company has incurred approximately $0.5 million to date to modify existing computer systems and applications and estimates that approximately $2.8 million in the aggregate will be incurred in 1998 and 1999. Management of the Company believes it has an effective program in place to resolve its internal year 2000 issue and is on target with its estimated timeline to complete the modifications before the end of 1999. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major suppliers, customers and payors. The Company is not aware of any significant Year 2000 problems with any of its major suppliers, customers or payors. However, there can be no assurance that all problems will be foreseen or corrected, including the ability of Medicare and Medicaid to become Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information."

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

         SFAS No. 131 will require the Company to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliation of total segment revenues, profit, assets and other amounts disclosed for segments to corresponding totals in the Company's financial statements. SFAS No. 131 will also require the Company to report information about the revenues derived from its products and services and about major customers, regardless of whether that information is used in making operating decisions.

        SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Comparative information is also to be provided for earlier years. Management does not believe that the adoption of SFAS No. 131 will have a material impact on its consolidated financial statements.

RISK FACTORS

SIGNIFICANT LEVERAGE; CAPITAL RESOURCES

         The Company has had and will continue to have substantial indebtedness and significant debt service obligations. As of September 30, 1998, the Company had approximately $581 million of indebtedness outstanding, including approximately $247 million committed under its $550 million Credit Facility. The Company's acquisition strategy and working capital needs require substantial capital resources. To fund its needs, the Company may incur, from time to time, additional indebtedness (both short and long-term), including indebtedness under the Credit Facility, and the amount of such indebtedness could be significant. The availability of funds under the Credit Facility is conditioned on the Company maintaining certain financial ratios contained in the Credit Facility. As of September 30, 1998 the Company was in compliance with all covenants of the Credit Facility. Because the Company is close to the maximum ratio under certain covenants, the Company is presently discussing modifications to such covenants with the Credit Facility lenders. There can be no assurance that such modifications, if necessary, will be approved by the Credit Facility lenders on terms acceptable to the Company. As a result, the availability under the line of credit may vary based upon the Company's operating results. There can be no assurance that the Company's operating performance will be adequate to have available as needed all of the committed funds under the Credit Facility. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. The consummation and integration of acquisitions, the regulatory and reimbursement environment and prevailing economic conditions and other factors, some of which are beyond the Company's control, could significantly affect the Company's cash flow.

DEPENDENCE ON KEY CONTRACTS

         On a pro forma basis, revenues from Beverly and IHS facilities and their residents would have accounted for approximately 15.0% of the Company's revenues for the three months ended September 30, 1998. The Company has entered into non-competition and preferred provider agreements with Beverly and IHS to provide for the delivery of pharmacy services and products and ancillary services and products by the Company to Beverly's and IHS's long-term care facilities. Such agreements contain certain provisions allowing for pricing adjustments and termination under certain circumstances, and there can be no assurance that either the pricing will not be adjusted or all or part of such agreements will not be terminated at some future date. Any material loss of revenues or business from Beverly or IHS could have a material adverse impact on the Company's future operations.

ACQUISITION AND INTEGRATION RISKS

         The Company has experienced rapid growth since 1995 principally from acquisitions. The Company may acquire additional businesses in the future. No assurance can be given that the Company will be able to identify suitable acquisition candidates, finance such acquisitions or consummate acquisitions on terms acceptable to it or on terms consistent with past acquisitions or that acquisitions of a substantial size will be available. In addition, the Credit Facility and the indenture governing the notes contain certain restrictions on the Company's ability to make acquisitions. See "-- Significant Leverage; Capital Resources." The ability to integrate past and any future acquisitions will continue to be important to the Company's success. Obstacles to successful integration include, but are not limited to: (i) retaining and integrating key personnel; (ii) consolidating pharmacies without losing a material amount of customer relationships; and (iii) achieving operating efficiencies. There can be no assurance that acquisitions will be successfully integrated, or that the effects of such acquisitions will not have a material adverse effect upon the Company's results of operations, financial condition, or prospects.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

         The Company derives, directly or indirectly, a majority of its revenues from government-sponsored reimbursement programs. The Company's revenues and profitability may be affected by the efforts of all payors to continue to reduce the costs of healthcare by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced or fixed contract pricing. Any changes in reimbursement levels under Medicare, Medicaid, or private pay programs, including managed care contracts, could have a material adverse effect on the Company's results of operations, financial condition and prospects. In addition, changes to reimbursement policies requiring payment on a pre-negotiated basis, based on specific rates for certain medical conditions or on a capitated basis, could have a material adverse impact on the Company. Changes in the mix of residents among Medicare, Medicaid and different types of private pay sources may materially adversely affect the Company's revenues and profitability. In addition, implementation has begun of the prospective pay system (PPS) for skilled nursing facilities providing care for Medicare part A patients, whereby certain of the Company's Medicare part A and part B goods and services will be incorporated into the nursing component of the federal per diem payment made to such facilities to cover virtually all of its services. There can be no assurance that PPS will not have a material adverse effect on the Company's results of operations, financial condition and prospects.

HEALTHCARE REFORM

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the institutional pharmacy industry. In recent years, several comprehensive national healthcare reform proposals were introduced in the United States Congress. While none of the proposals were adopted, healthcare reform continues to be addressed at the state level. Several states are considering healthcare reforms through Medicaid managed care demonstration projects. Although these projects generally exempt institutional pharmacy services and long-term care facilities, no assurance can be given that such projects or other proposals will not change the Medicaid reimbursement system in a manner that would affect the Company's operations. The Company cannot predict which, if any, federal or state modifications or reform proposals will be adopted, when they may be adopted or what their impact on the Company may be if adopted. There can be no assurance that the adoption of certain modifications or proposals will not have a material adverse effect on the Company's results of operations, financial condition or prospects.

ROLE OF MANAGED CARE

         As managed care assumes an increasing role in the healthcare industry, the Company's future success will, in part, be dependent on obtaining and retaining managed care contracts. Competition for such contracts is intense and, in most cases, will require the Company to compete based on the breadth of services offered, pricing, the ability to track and report patient outcomes and cost data, and the provision of value-added pharmacy consulting services, among other factors. In addition, reimbursement rates under managed care contracts typically are lower than those paid by other private third-party payors and may be likely to be based on fixed rates that will require the Company to accurately project costs and outcomes. There can be no assurance that the Company will retain or continue to obtain such managed care contracts or that the managed care contracts it obtains will be on terms as favorable to the Company as those of its current managed care and other contracts. To the extent reimbursement provisions in managed care or other contracts or arrangements change to pre-negotiated prices for specific medical conditions or to capitated rates, there can be no assurance that the Company will be able to retain or continue to obtain such managed care contracts or other arrangements, that the managed care contracts or other arrangements it obtains will be on terms as favorable to the Company as those of its current managed care and other contracts or that the Company will be able to service such contracts or other arrangements profitably.


COMPETITION

         The long-term care pharmacy markets in which the Company operates are fragmented and highly competitive. Competition for each long-term care facility is generally on a local basis and, in such markets, comes from both small to mid-size local operators and regional and national operators. The Company's competition in its mail order workers' compensation division comes primarily from regional and local competitors and, occasionally, from national managed care companies. The Company believes that the primary competitive factor in its industry is breadth and quality of service. Additional competitive factors include reputation, ease of doing business with specific providers, ability to develop and to maintain relationships with general medical contractors, and competitive pricing. Some of the present and potential competitors including retail pharmacies, captive pharmacies and pharmaceutical distributors are, or may become, larger than the Company and have, or may obtain, greater financial and marketing resources.

GOVERNMENT REGULATION

         The Company is subject to extensive federal, state and local regulation. Federal laws governing the Company's activities include regulations covering the repackaging, storing and dispensing of drugs, Medicare reimbursement, and certain financial relationships with physicians and other healthcare providers. The Company is subject to state laws governing Medicaid, workers' compensation, professional training, pharmacy licensure, payment in exchange for patient referrals and the dispensing and storage of pharmaceuticals. The pharmacies operated by the Company must comply with all applicable laws, regulations and licensing standards. Many of the Company's employees must maintain certain licenses in order to provide services. The long-term care facilities that contract for pharmacy services are also subject to federal and state regulations and are required to be licensed in the states in which they are located. The failure by these institutions to comply with such regulations or to obtain or renew any required licenses could result in the loss of the Company's ability to provide pharmacy services to their residents. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards, compliance with which may require the Company to incur significant additional expense. Any significant additional expense incurred in connection with such compliance or any failure to comply with existing or future standards could have a material adverse effect upon the Company's results of operations, financial condition or prospects. In addition, any restrictions on pharmaceutical companies' marketing programs, including the ability of such companies to pay incentives to dispense one particular product rather than another, could be material to the Company. The practice of giving rebates in the pharmaceutical industry is common; however, it is currently under scrutiny and could be determined to violate federal law. Such a result could have a material adverse effect upon the Company's results of operations, financial condition or prospects.

YEAR 2000 COMPLIANCE

         The Company is in the process of formulating and implementing a program designed to identify and address any Year 2000 problems with its systems and the computer systems of its vendors, customers and third party payor sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000." While management believes the Company's computer systems will be Year 2000 compliant, the Company can give no assurance that it will not encounter unanticipated Year 2000 problems or that third parties with which it does business will adequately address their Year 2000 problems. Any failure of such systems could have a material adverse effect on the Company's results of operations, financial condition or prospects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In August 1998, in connection with the NIPSI acquisition, the Company and Integrated Health Services, Inc. settled an action brought by the Company to enforce certain agreements.

ITEM 2.  Changes in Securities

         On August 12, 1998, the Company declared a dividend payable August 24, 1998 of Rights pursuant to a Stockholder Protection Rights Agreement dated August 13, 1998, as more fully described in the Company's Periodic Report on Form 8-K, dated August 24, 1998 that is incorporated herein by reference.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       The exhibits filed as a part of this Report are listed in the
                  Exhibit Index immediately following the signature page.

         b) The following Reports on Form 8-K were filed in the reporting period:

         c) Form 8-K dated July 24, 1998 containing Item 5 disclosures, including a press release which announced second quarter results and discussed their impact.

         d) Form 8-K dated August 24, 1998 containing Item 5 disclosures, including the declaration of certain dividends.

         e) Form 8-K dated September 3, 1998 containing Item 5 disclosures, including the announcement of the acquisition of the assets of NIPSI.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 1998             PHARMERICA, INC.
        -------------------

                                       By: /s/ David L. Redmond
                                           -------------------------------------
                                           Executive Vice President and
                                           Chief Financial Officer

INDEX OF EXHIBITS


      Exhibit
       Number                           Description
       ------                           -----------

         2.1 Asset Purchase Agreement dated August 19, 1998 by and between the Company, NIPSI and Integrated Health Services, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed September 3, 1998.

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

         3.5      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.1 to the Company's Form 8-K filed August 24, 1998).


         4.1 Warrant to purchase shares of Common Stock dated January 1, 1996, for the purchase of 75,000 shares of Common Stock (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
                  1996).

         4.2 Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares of Common Stock (incorporated by reference to, Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
                  1996).

         4.3 Form of ACA Investors Warrant for purchase of 200,000 shares of Common Stock (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996).

         4.4 Indenture dated March 31, 1998 related to 8 3/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 filed May 15, 1998).

         4.5 Stockholder Protection Rights Agreement dated August 13, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed August 24, 1998).

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

      Exhibit
       Number                           Description
       ------                           -----------

         10.4 Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Company's Registration Statement on Form S-4 (Reg. No. 333-28517)).

         10.5 Non-Qualified Deferred Compensation Plan for Executives (incorporated by Adirondack Consulting Agreement dated June 25, 1996.

         10.6 Adirondack Consulting Agreement dated June 25, 1996 (incorporated by reference to Exhibit 10.23 to Form 10-K for year ending December 31, 1996).

         10.7 Agreement and Plan of Distribution by and among Beverly Enterprises, Inc., New Beverly Holdings, Inc. and the Company, dated April 15, 1997 (incorporated by reference to Annex C to the Company's Registration Statement on Form S-4 (Reg. No. 333-28417)).

         10.8 Senior Subordinated Credit Agreement dated December 3, 1997 by and between the Company and Chase Manhattan Bank (incorporated by reference to Exhibit 10.9 to the Company's 10-K filed on March 31, 1998).

         10.9 Preferred Provider Agreement by and among Beverly Enterprises, Inc. and the Company, dated December 3, 1997 (incorporated by reference to Exhibit 10.10 to the Company's 10-K filed on March 31, 1998).

         10.10 Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.13 to the Company's 10-K filed on March 31, 1998).

         10.11 Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.13 to the Company's 10-K filed on March 31, 1998).

         10.12 Purchase Agreement dated March 24, 1998 by and among PharMerica, Inc., the Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc., BancAmerica Robertson Stephens, Chase Securities Inc. and CIBC Oppenheimer Corp. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form S-4/A filed June 22, 1998).

         10.13    Form of Employment Agreement with Officers.

         10.14    Form of Separation and Change of Control Agreements with
                  Officers.

         10.15    Form of Amendment of Employment Agreement with Officers.

         10.16    Form of Indemnification Agreement with Officers and Directors.

         27       Financial Data Schedule (for SEC use only).

         99       Company's Periodic Report on Form 8-K dated August 24, 1998.