Form 10-K
period 1998-12-31
PHARMERICA INC
filed 1999-03-15
CIK 792932

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549 CHECK ONE:

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-20606

                                PHARMERICA, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                  11-2310352
         (State of other jurisdiction of                        (IRS Employer
         incorporation or organization)                   Identification No.)

         175 KELSEY LANE                                                33619
         TAMPA, FL                                                 (Zip Code)
         (Address of principal executive offices)

         Registrant's telephone number, including area code:   (813) 626-7788

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of Each Exchange
              Title of Each                         Class on Which Registered
-----------------------------------------------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of February 25, 1999, was $494,594,893.

         On February 25, 1999, 89,667,106 shares of the registrant's $0.01 par value common stock were outstanding.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         PharMerica, Inc. ("PharMerica" or the "Company") is a leading independent provider of institutional pharmacy products and services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, residential and independent living communities, specialty hospitals and the home. The Company also is a leading independent provider of home delivery pharmacy products and services to the workers' compensation and catastrophic care markets. As of February 25, 1999, PharMerica provided pharmacy products and services to approximately 500,000 patients in long-term care and alternative site settings.

         The Company purchases and dispenses prescription and non-prescription pharmaceuticals and other medical supplies and provides its clients' facilities with related management services, regulatory assistance and third-party billing. The Company also provides specialty services including infusion therapy, clinical consulting and comprehensive catastrophic care. In addition, PharMerica has developed specialized information technology and clinical initiatives to offer its clients additional value-added services such as computerized medical record keeping, on-line formulary, drug therapy evaluation and disease state management, which PharMerica believes will improve its ability to compete in managed care and prospective payment systems.

BACKGROUND

         On December 3, 1997, Beverly Enterprises, Inc., a Delaware corporation ("Beverly"), whose sole remaining business consisted of the institutional pharmacy business conducted through its wholly-owned subsidiary, Pharmacy Corporation of America ("PCA"), merged with and into the Company (then known as Capstone Pharmacy Services, Inc. ("Capstone") (the "PCA/ Capstone Merger"). The PCA/Capstone Merger was accounted for under the purchase method of accounting and was treated as a reverse merger/acquisition of Capstone by PCA for accounting and financial reporting purposes. Therefore, after the PCA/Capstone Merger was consummated, the historical financial statements of the Company became those of PCA. Accordingly, the historical financial statements for all periods prior to December 3, 1997, are comprised of PCA only.

RECENT DEVELOPMENTS

         On January 11, 1999, Bergen Brunswig Corporation ("Bergen") and PharMerica entered into an Agreement and Plan of Merger (the "Bergen Merger Agreement)", pursuant to which PharMerica will be merged into, and will thereby become, a wholly-owned subsidiary of Bergen (the "Bergen Merger"). Under the terms of the Bergen Merger Agreement, upon consummation of the Bergen Merger, shareholders of PharMerica will receive 0.275 of a share of Bergen Class A Common Stock in exchange for each share of PharMerica common stock they hold. The Bergen Merger is intended to be tax-free and will be treated as a purchase by Bergen for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approvals by the shareholders of record on March 12, 1999 of Bergen and PharMerica at shareholder meetings for each company on April 22, 1999.

MARKET OVERVIEW

INSTITUTIONAL PHARMACY. Institutional pharmacies purchase prescription and nonprescription pharmaceuticals and other medical supplies from wholesale distributors and manufacturers, and repackage and distribute these products to residents in long-term care facilities such as skilled nursing facilities, assisted living facilities, residential and independent living communities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. In addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations, as well as therapeutic monitoring and drug utilization review services.

         Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities approximated
$7-8 billion for 1998. The Company believes that the size of its market may be affected by factors such as demographic trends and the acuity level of patients in long-term care facilities. In addition, the Company believes that the market is substantially larger to the extent it includes pharmacy services provided in rural and specialty hospitals and pharmacy services provided at home to elderly, chronically ill or disabled patients.

WORKERS' COMPENSATION PHARMACY MANAGEMENT SERVICES. Workers' compensation is an employee benefit that is mandated and delineated by state law. Workers' compensation laws require employers to provide medical disability benefits to employees who suffer job-related injuries and disabilities, without cost-sharing by the injured employee. Although they vary from state to state, workers' compensation laws usually require the employer to compensate an injured worker for lost wages and to pay all the costs of remedial medical care and treatment, including prescription drugs, medical supplies and medical equipment. Employers provide these statutory benefits to their employees through self-insurance, participation in state-run funds, or the purchase of insurance from commercial insurance companies.

         Workers' compensation laws cover a broad spectrum of job-related injuries ranging from less severe injuries, such as cuts and bruises, to acute injuries, such as paralysis, severe burns, dismemberment and lower back pain. Injured employees sometimes suffer significant emotional and physical trauma and are absent from work for several days or even months or years, depending on the severity of the injury. Workers who suffer long-term injuries typically incur substantial out-of-pocket expenses each month for the prescription drugs, medical supplies and medical equipment required for the remedial care and treatment of their injury. The injured worker submits a claim for reimbursement of these expenses to the local office of the applicable insurer or to the other payor of workers' compensation benefits.

         Employers, insurance companies and other payors of workers' compensation benefits seek ways to control the escalating volume and costs of workers' compensation claims. Although most states prohibit employers from restricting a claimant's choice of healthcare provider, many states allow employers to direct employees to a specific primary healthcare provider at the onset of medical treatment, subject to an employee's right to change physicians after a specified period of time. These restrictions impede an employer's ability to use a health maintenance organization, a preferred provider organization or similar managed care arrangement. In addition, workers' compensation laws differ from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to manage, control and administer medical and pharmacy benefits and their associated costs. Consequently, managing the cost of workers' compensation requires methods that are tailored to each employer's applicable medical benefits and regulatory environment.

         Workers' compensation claimants generally have not been served as part of the institutional pharmacy industry, relying instead primarily upon local retail pharmacy outlets and certain home delivery providers. This is because state laws generally provide workers' compensation claimants with freedom of choice in selecting healthcare providers. The Company believes that this segment of the pharmacy industry, while currently highly fragmented, is likely to consolidate as the benefit providers increasingly seek to control costs, reduce expenses and standardize services related to claimants.

SERVICES

         PharMerica provides institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternative site settings. These services consist of: (i) providing pharmacy products and services in the long-term and alternate care setting; (ii) providing specialty services including infusion therapy services and Medicare Part B products and services; and (iii) pharmacy consulting services. For the year ended December 31, 1998, institutional pharmacy services represented approximately 84% of PharMerica's consolidated revenues. PharMerica also provides home delivery pharmacy products and services to the workers' compensation and catastrophic care markets. For the year ended December 31, 1998, these home delivery products and services represented approximately 12% of the Company's revenues. The remaining revenues are derived from specialty hospital and ancillary service business.

INSTITUTIONAL PHARMACY SERVICES. PharMerica's core business consists of providing a full range of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate care settings, including skilled nursing facilities, assisted living facilities, specialty hospitals and the home. PharMerica purchases pharmaceuticals in bulk quantities from wholesalers and manufacturers and dispenses both prescription and non-prescription drugs in patient-specific packaging in accordance with physician orders. Prescription and non-prescription medications are delivered at least daily to long-term care facilities for administration to residents by the nursing staffs of such facilities. PharMerica's pharmacists package drugs to meet each patient's needs for either single-day or multi-day dosage requirements. PharMerica can customize the timing and packaging of its delivery system to meet specific client needs. The Company typically serves facilities within a 150-mile radius of its pharmacy locations and provides 24-hour on-call pharmacist service, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the patient's attending physician.

         Upon receipt of a physician's order, the information is entered into the Company's management information system, which automatically reviews the order for patient-specific allergies, for refill limitations, for food interactions, and for potentially adverse interactions with other medications the patient is receiving. Following this analysis, a report on each order is produced for review by a Company pharmacist, who performs a prospective drug utilization analysis of the order and, if appropriate, substitutes generic drugs approved for equivalence by the U.S. Food and Drug Administration ("FDA"). In addition, subject to the prescribing physician's approval, the pharmacist may make therapeutic substitutions based on guidelines established by an independent P & T (Pharmacy and Therapeutics) committee of physicians who are experts in geriatric medicine and specifically the prescription of pharmaceuticals in the aging and chronically disabled population. Upon entry, the prescription becomes part of the permanent patient record, and a label is printed for application to the packaging. The package label contains specific patient information as well as physician name, medication, dosage information and cautionary messages. Prior to delivery, the completed prescription is reviewed by one of PharMerica's pharmacists and verified against the original order entry data. Following this final quality assurance check, the prescription is delivered to the facility.

         PharMerica provides pharmaceuticals to its clients through a modified unit dose distribution system. The Company divides the pharmaceuticals received in bulk form from its suppliers into modified unit dose packages for its customers. The modified unit dose format is designed to reduce errors, improve control over the distribution of pharmaceuticals and save nursing administration time relative to the vial-based systems traditionally used by retail pharmacies.

         As an additional service, PharMerica furnishes its clients with information captured by its computerized medical records and documentation system. This system captures patient care information which is used to create monthly management and quality assurance reports. The Company believes that this system of information management, combined with the modified unit dose delivery system, improves the efficiency and controls in nursing administration and reduces the likelihood of drug-related adverse consequences.

INSTITUTIONAL SPECIALTY SERVICES. With cost-containment pressures in healthcare forcing providers and payors to seek the most efficient setting for care, long-term care facilities are more often providing higher acuity care more cost effectively than hospitals. PharMerica provides the long-term care facilities with specialty services and products, including infusion therapy services and services reimbursed under Medicare Part B.

         The Company's infusion therapy services consists of the intravenous delivery or administration by tube, catheter or IV, of medication or introduction of parenteral and enteral nutritional formulas, including nutrients and other fluids, to patients. The Company also offers infusion services under its "IV Express" program which provides nationwide, next-day delivery service for facilities that fall outside PharMerica's traditional service area. Patients can receive infusion therapies at home or in a long-term or other subacute care facility at a cost which is substantially less than hospital-based care. The trend toward delivery of healthcare in the lowest cost setting and the increasing ability to treat certain illnesses outside of hospitals or other acute care settings represents an opportunity for long-term care facilities to attract infusion therapy patients. The Company prepares the product to be administered, delivers the product to the patient setting and trains nursing facility personnel in administering infusion therapy, but it does not administer the therapy except in limited circumstances. The Company offers a full range of premixed, ready-to-handle solutions, and related products, supplies and equipment, as well as policy and procedure manuals detailing appropriate intravenous practices and clinical pharmacist support. These infusion therapies include enteral nutrition therapy, parenteral nutrition therapy, antibiotic infusion therapy and chemotherapy, AIDS therapy, pain management and hydration therapy. PharMerica has established an infusion therapy distribution network which allows next-day delivery and eliminates the need for customer product storage. Because the proper administration of infusion products requires a trained and experienced pharmacist and nursing staff and because the level of such training varies among nursing facilities, the Company has developed a multi-tiered education and training program. The program includes skilled nursing services training made available to customers through hands-on clinical support, patient assessment, advanced IV line placement and dose administration.

         As a part of its specialty services, PharMerica also provides services and products reimbursed under Medicare Part B. Medicare Part B provides benefits covering, among other things, outpatient treatment, physicians' services, durable medical equipment, orthotics, prosthetic devices and medical supplies. Products and services covered for Medicare Part B eligible residents in the long-term care facility include but are not limited to enteral feeding products, ostomy supplies, urological products, orthotics, prosthetics, surgical dressings and tracheotomy care supplies. PharMerica either bills Medicare directly for Part B covered products or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility.

INSTITUTIONAL PHARMACY CONSULTING SERVICES. State and local regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapies in order to maintain and improve the quality of patient care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug use. Noncompliance with the regulations may result in monitoring sanctions as well as the potential loss of the facility's ability to participate in Medicare and Medicaid reimbursement programs. PharMerica provides value-added consulting services that help clients comply with such federal and state regulations, manage medication costs and maximize the therapeutic efficacy of drug regimens. These pharmacy consulting services include: (i) comprehensive drug regimen review for each patient in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's medical records, monitoring drug reactions to other drugs or foods, monitoring lab results and recommending alternative therapies or discontinuing unnecessary drugs; (ii) recommendation of therapeutic alternatives, where appropriate;
(iii) monthly evaluation of facility-wide drug usage and drug costs; (iv) maintenance of drug administration records that assist the long-term care facility with regulatory compliance; (v) participating on certain key committees, including pharmacy and therapeutics and quality assurance, of client facilities as well as periodic involvement in staff meetings; (vi) monthly inspection of a facility's medication carts and drug storage rooms;
and (vii) providing training programs.

         PharMerica's consultant pharmacists also employ formulary management techniques designed to assist physicians in making the best cost-effective clinical choice of drug therapy for residents. Using PharMerica's proprietary formulary program, introduced in 1995 and revised in 1998 in conjunction with the American Medical Directors Association and the University of Arizona School of Pharmacy, PharMerica pharmacists assist prescribing physicians in designating the use of particular drugs from among therapeutic alternatives (including generic substitutions) and in the use of more cost-effective delivery systems and dose forms. The PharMerica formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the elderly population of long-term care facilities. PharMerica's formulary guidelines also provide relative pharmaceutical cost information to residents, their insurers or other payors. Adherence to the PharMerica formulary guidelines is intended to improve drug therapy results, lower costs for residents and strengthen PharMerica's purchasing power with drug manufacturers.

         PharMerica has developed a clinical software package called ConsultWare, which includes an on-line formulary, for use by its consulting pharmacists. The ConsultWare program is customized for pharmacy consulting practices and is designed to help consultant pharmacists efficiently generate communications to nursing facility professionals, produce professional and informative quality assurance reports, monitor responses to their recommendations, such as therapeutic interchange requests, and help document the clinical and economic value of their services. It also provides a platform for consistent data retrieval for outcomes research and management.

WORKERS' COMPENSATION PHARMACY MANAGEMENT SERVICES. PharMerica provides a broad array of mail order pharmacy products and services, including prescription and non-prescription pharmaceuticals, medical supplies and medical equipment, primarily to worker's compensation claimants nationwide. The Company's services for workers' compensation patients include: home delivery of prescription drugs and medical supplies and medical equipment to injured workers who are receiving workers' compensation benefits; an array of computer software solutions to reduce a payor's administrative costs; and an on-line retail prescription drug card service that enables injured workers to obtain prescription drugs at no direct cost to the claimant from a network of over 45,000 participating retail pharmacies throughout the country. PharMerica currently provides these services to approximately 106,000 workers' compensation claimants nationwide.

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

         A claimant orders prescribed items from the Company using a toll-free telephone number. The order is processed by the Company's team of registered pharmacists and medical equipment supply technicians who determine the following: (i) whether the prescribing physician is authorized by the payor;
(ii) whether the ordered item is related to the claimant's injury; (iii) whether the order is excessive or the refill is earlier than prescribed; and
(iv) whether any prescription drug that is ordered is duplicative of any other drug being provided to the claimant. Medical goods are shipped to the claimants for home delivery primarily by Federal Express, United Parcel Service or United States mail.

         The Company's screening procedures identify requested items that have not been prescribed by an authorized physician, have not been prescribed at the frequency or in the quantity requested by the claimant, or are unrelated to the claimant's work-related injury. These items are not sent to the claimant or billed to the payor and are reported to the payor as avoided costs.

         The Company's order fulfillment procedures also include a series of medical quality control checks to verify all pertinent claimant information, the method and timing of the shipment, that the prescribed items are consistent with the diagnosis and any special instructions, and that the requested medication will not cause a drug interaction that could be harmful to the claimant. In addition, a pharmacist reviews each drug prescription to assure that it complies with all documentation requirements of applicable pharmacy law.

         The Company's home delivery service benefits both the payor and the claimant. This service helps the payor contain costs by providing competitively priced goods and controlling unauthorized or excessive use of prescription drugs, medical supplies and medical equipment. The Company's single monthly invoice per claimant helps reduce the payor's processing costs, and the Company provides the payor with comprehensive reports on each claimant that enable the payor to identify usage trends and estimate future costs.

         The Company's home delivery service offers convenience to a claimant by eliminating cash payments, avoiding the delay and inconvenience of submitting claims for reimbursement, delivering products directly to the claimant's home, responding promptly to claimant inquiries, and offering substantially all the medical goods needed by the claimant from a single, readily accessible source.

CATASTROPHIC CARE. The Company also provides mail order pharmacy services to catastrophically ill or injured claimants requiring long-term pharmacy services. The Company provides comprehensive catastrophic care as a part of its home delivery specialty services. PharMerica has introduced a proprietary program, Pharma Complete, to provide a comprehensive package of healthcare products and services to its homebound catastrophic care customers who generally have significant and continuing needs for pharmaceutical services and healthcare products. At December 31, 1998, the Company provided these products and services to approximately 4,300 customers.

SPECIALTY HOSPITALS. The Company also provides pharmacy services to specialty hospitals, including rehabilitation, psychiatric and long-term care hospitals. For the year ended December 31, 1998, these services represented approximately 1.7% of PharMerica's revenues.

OPERATIONS

ORGANIZATION. PharMerica's long-term care operations are divided into two geographic regions with five sub-regions in each region. The Company believes this regional organizational structure provides the flexibility to accommodate continued growth while providing standardized clinical and operational processes and procedures. PharMerica believes that the institutional pharmacy business is dependent in large part on personal service and encourages its pharmacists to develop personal relationships and to be responsive to local market demands. PharMerica uses more centralized financial and inventory control systems support than is typically available to small, independent pharmacy operators. Additional services performed at the corporate level include quality improvement oversight, financial and accounting functions, clinical program development, group purchasing, marketing, acquisitions and corporate development activities. Where possible, the Company establishes mega-pharmacies serving over 7,000 beds. These mega-pharmacies allow the Company to lower overhead per bed, to use advanced distribution technology that increases efficiency and accuracy of services and to make greater investments in clinical and information systems. The Company currently operates 15 mega-pharmacies.

MARKETING AND SALES. PharMerica's pharmacy services marketing efforts are directed at long-term care facility operators. While pricing has become a more important factor in the selection of pharmacy providers since the implementation of the Prospective Payment System under Medicare Part A, PharMerica's experience and the quality and range of services offered are the key factors, particularly among long-term care operators. Consequently, PharMerica strives to provide high-quality services that are tailored to each client's needs. Once a relationship is established, PharMerica then attempts to expand the range of services it provides. PharMerica's marketing efforts are conducted by regional vice presidents with support from local pharmacy managers and regional salespersons. PharMerica's approximately 300 consultant pharmacists and 100 nurse consultants also are integral to the marketing effort because of their daily contact with the facility managers and the residents in those facilities.

         The Company's mail order services marketing and sales efforts are directed to workers' compensation insurance adjusters and managers at regional and local insurance offices throughout the country. Referrals of claimants meeting certain injury profiles are forwarded to the Company's internal sales force who contact claimants to explain the benefits of using the Company's services. For claimants electing to use the Company's programs, Company representatives then obtain the necessary information regarding the patient's medications and supplies and put the claimant on service.

MATERIALS/SUPPLY

         PharMerica purchases substantially all of its pharmaceuticals through Bergen, a wholesale distributor with whom it has a prime vendor contact and, on an increasing basis, under contracts negotiated directly with pharmaceutical manufacturers. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

         The primary customers of PharMerica are patients in long-term care facilities, workers' compensation payors, and specialty hospitals. The Company has entered into preferred provider agreements with regional and national long-term care providers, the most significant of which are Beverly and Integrated Health Services, Inc. ("IHS"). The Company provides services to approximately 58,000 Beverly long-term care beds and 22,000 IHS long-term care beds. Sales to Beverly and its residents accounted for approximately 18% of revenues for the year ended December 31, 1998. Other than Beverly, no customer represents more than 10% of PharMerica's revenues. At December 31, 1998, PharMerica served approximately 500,000 patients in long-term care and alternate settings.

PREFERRED PROVIDER AGREEMENTS. The Company has preferred provider agreements with ten national and regional long-term care operators, including Beverly and IHS. These agreements give PharMerica the right to provide services to the operator's facilities subject to certain conditions, including conditions related to competitive pricing and quality service. The agreements also generally give the Company the right, subject to competitive pricing and services and freedom of choice laws, to service beds in facilities subsequently acquired by the long-term care company or in facilities that subsequently become serviceable by the Company when pharmacies are opened or acquired by the Company.

COMPETITION

         The institutional pharmacy market is fragmented and competition varies significantly from market to market. PharMerica's competitors include small retail pharmacies, large chains of retail pharmacies, long-term care company-owned captive pharmacies and national institutional pharmacies. The Company believes that the competitive factors most important in PharMerica's lines of business are quality and range of service offered, competitive prices, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. Some of PharMerica's present and potential competitors, including retail pharmacies, captive pharmacies and national independent institutional pharmacies, are significantly larger than PharMerica. In addition, there are relatively few barriers to entry in the local markets served by PharMerica, and it may encounter substantial competition from local market entrants. In acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have greater resources than the Company. The Company's home delivery pharmacy business competes primarily with local retail pharmacies and local medical equipment supply companies. In the home delivery pharmacy business, the Company competes primarily on the basis of the effectiveness of its managed care and cost containment services.

REIMBURSEMENT AND BILLING

         For the year ended December 31, 1998, the Company's payor mix, on a revenue basis, was approximately 23% directly from long-term care facilities that receive reimbursement from private pay residents and under Medicare Part A (including revenues from private residents billed through such facilities), 42% Medicaid, 30% private pay and third party insurance and 5% Medicare Part
B. Medicare and Medicaid are highly regulated. The failure of PharMerica to comply with applicable reimbursement regulations could adversely affect the Company's business.

MEDICARE/LONG-TERM CARE FACILITIES. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or for certain individuals who are disabled. The Medicare program consists of two parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home healthcare and certain other types of healthcare services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs and supplies such as enteral nutrition and urologic products. Fiscal intermediaries for Medicare Part A require long-term care facilities to submit all of their costs for patient care, including pharmaceutical costs, in a unified bill. Thus, fees for pharmaceuticals provided to Medicare Part A residents are paid to the Company by the long-term care facility on a monthly basis. Pricing is consistent with that of private pay residents or is set between private pay rates and Medicaid minimums. Medicare Part A has cost-sharing arrangements under which beneficiaries must pay a portion of their costs. These non-covered co-payments are billed by the facility directly to residents or the state Medicaid plan, as the case may be.

         Medicare Part B provides benefits covering, among other things, outpatient treatment, physicians' services, durable medical equipment ("DME"), orthotics, prosthetic devices and medical supplies. Products and services covered for Medicare Part B eligible residents in the long-term care facility include, but are not limited to, enteral feeding products, ostomy supplies, urological products, orthotics, prosthetics, surgical dressings, tracheotomy care supplies and a limited number of other medical supplies. All claims for medical supplies ("DMEPOS") are submitted to and paid by four regional carriers known as Durable Medical Equipment Regional Carriers "("DMERCS"). The DMERCS establish coverage guidelines, allowable utilization frequencies and billing procedures for DMEPOS. Payment is based on a fee schedule, which varies depending on the state in which the patient receiving the items resides. Payments for Medicare Part B products to eligible suppliers, which include long-term care facilities and suppliers such as PharMerica, are made on a per-item basis directly to the supplier. In order to receive Medicare Part B reimbursement payments, suppliers must meet certain conditions set by the federal government. PharMerica, as an eligible supplier, either bills Medicare directly for Part B covered products for each patient or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility. Medicare Part B also has an annual deductible as well as a co-payment obligation on behalf of the patient, and the portion not covered by Medicare is billed directly to the patient or appropriate secondary payor.

MEDICAID. The Medicaid program is a federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of Health and Human Services for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program, or in certain instances, state designated managed care or other similar organizations. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. In addition, most states establish a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis. Certain states including Georgia, Massachusetts, Michigan and Nebraska, have "lowest charge legislation" or "most favored nation provisions" which require the Company to charge Medicaid no more than its lowest charge to other consumers in the state.

         State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business. As managed care organizations continue to demand lower prices, revenues from Medicaid patients in states with "lowest charge legislation" may be adversely effected. The annual increase in the federal share would vary from state to state based on a variety of factors. Such changes, if ultimately signed into law, could adversely affect the Company's business.

PRIVATE PAY/THIRD PARTY INSURANCE. For those residents who are not covered by government-sponsored programs or private insurance, PharMerica generally bills the patient or the patient's insurer or other responsible party on a monthly basis. Depending upon local market practices, PharMerica may alternately bill private residents through the long-term care facility. Pricing for private pay residents is based on prevailing regional market rates or "usual and customary" charges. Third party insurance includes funding for residents covered by private plans, veterans benefits, workers' compensation and other programs. When applicable, the resident's individual insurance plan is billed monthly, and rates are consistent with those for private pay residents.

WORKERS' COMPENSATION PHARMACY MANAGEMENT SERVICES. Substantially all of the revenues in the workers' compensation Pharmacy Management Services division of the Company are billed directly to the insurance companies, third party administrators or the employer of the injured worker receiving the products and services.

GOVERNMENT REGULATION

Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations delineate qualifications required for day-to-day operations, reimbursement and documentation of select activities. PharMerica continuously monitors the effects of regulatory activity on its operations.

LICENSURE, CERTIFICATION AND REGULATION. States require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. PharMerica currently has its pharmacies licensed in each state in which it operates a pharmacy. In addition, PharMerica currently delivers prescription drugs from its licensed pharmacies to many states in which PharMerica does not operate a pharmacy. Most of these states regulate the delivery of prescription drugs by out-of-state pharmacies to residents in such states and require that out-of-state pharmacies obtain an out-of-state or mail order pharmacy license. PharMerica's pharmacies hold these requisite licenses. In addition, PharMerica's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances. Various federal and state pharmacy associations and some boards of pharmacy have attempted to promote laws or regulations directed at restricting the activities of out-of-state pharmacies, thereby benefiting local pharmacies with which PharMerica may compete from time to time. In addition, a number of states have laws or regulations which, if successfully enforced, would effectively limit some of the financial incentives available to third-party payors that offer managed care prescription drug programs. To the extent such laws or regulations are applicable to PharMerica, there is no assurance PharMerica could comply, and noncompliance could adversely affect PharMerica's pharmacy operations.

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

FEDERAL AND STATE LAWS AFFECTING THE REPACKAGING, LABELING AND INTERSTATE SHIPPING OF DRUGS. Federal and state laws impose certain repackaging, labeling, and packing insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to retail customers. A drug repackager must be registered with the Food and Drug Administration. In addition, to the extent PharMerica may use the U.S. Postal Service, Federal Trade Commission and U.S. Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within thirty days, and if that is impossible, to inform consumers of their right to a refund. PharMerica believes that it holds all required registrations and licenses, and that its repackaging and mail order operations are in material compliance with applicable state and federal requirements.

MEDICARE AND MEDICAID. The long-term care pharmacy business operates under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare. As is the case for nursing home services generally, PharMerica receives reimbursement from both the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as private third-party insurers. PharMerica believes that its reimbursement mix is in line with long-term care expenditures nationally.

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

         In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect PharMerica's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers. Such limitations may increase the competition which PharMerica faces in providing services to long-term care residents. A number of states in which PharMerica operates have freedom of choice requirements. PharMerica does not believe these requirements have, or will have, a material impact on its operations.

REFERRAL RESTRICTIONS. PharMerica is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute and physician self-referral prohibitions. The anti-kickback statute prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute. In August 1994, the Office of the Inspector General ("OIG") of the Department of Health and Human Services, issued a Special Fraud Alert regarding prescription drug marketing schemes which it believes may violate the anti-kickback statute. Among the specific activities identified in the Fraud Alert were a "product conversion" program in which a drug company offered cash awards to pharmacies who changed from another company's drug product to their product. The Fraud Alert also targets marketing programs in which drug companies offer cash or other benefits to pharmacists in exchange for marketing tasks in the course of pharmacy practice related to Medicare or Medicaid. In the fall of 1997, an assistant U.S. attorney gave a speech in which he stated the industry wide practice of drug manufacturers granting volume-related rebates to pharmacy companies is an improper payment under the federal anti-kickback statutes. The pharmaceutical industry has taken this position under advisement and PharMerica continues to monitor the situation. PharMerica is not aware of any OIG or Department of Justice investigations or actions against it. However, it is impossible to predict whether the OIG or another governmental or regulatory agency may threaten or bring such an action against PharMerica in the future.

         The physician self-referral prohibition, commonly referred to as the "Stark" law, prohibits a physician from referring Medicare or Medicaid residents to "designated health services" in which the physician (or family member) has a financial interest, either through ownership or compensation arrangements. Prohibited referrals will not be reimbursed by Medicare or Medicaid, and the statute makes it illegal to seek reimbursement from any other source. In addition, violations may result in fines and/or civil penalties and exclusion from the Medicare and Medicaid programs. The list of "designated health services" includes outpatient prescription drugs. Some states have also passed similar "anti self-referral" legislation. PharMerica does not believe that the Stark law or similar state laws, have had, or will have, a significant adverse impact on the operations of PharMerica and PharMerica is not aware of any financial arrangements between it, or any of its pharmacies, and physicians which violate the Stark law.

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

         The United States government frequently seeks to enforce the health care laws discussed above, and to ensure accurate billing of federally-financed health care, through bringing actions against health care providers under the False Claims Act ("FCA"). The FCA provides for recovery of treble damages to the federal government, plus penalties, for the submission of false or fraudulent claims for payment to the federal government. The FCA also authorizes private citizens to bring such actions on behalf of the United States, and provides an incentive to private plaintiffs by granting them between 15% and 30% of any recoveries in actions they initiate. In addition, many states have also enacted their own false claims statutes modeled on the FCA and are using such statutes in actions against health care providers whom they believe have submitted false or fraudulent claims for payment under the Medicaid program or other state-financed programs. PharMerica is not aware of any FCA or state false claims investigations or actions targeting it or any of its pharmacies. However, it is impossible to predict whether the federal government or a state may threaten or bring such an action against PharMerica in the future.

         PharMerica believes its contract arrangements with other healthcare providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with PharMerica's interpretation and application.

         PROSPECTIVE PAYMENT SYSTEM. The Balanced Budget Act of 1997 ("BBA") signed into law on August 5, 1997, seeks to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal daily ("per diem") rate for virtually all covered SNF services. PPS will be phased-in over three cost reporting periods and started with cost reporting periods beginning on or after July 1, 1998.

         Under PPS, PharMerica's skilled nursing facility customers receive a federal per diem rate to cover the costs of all eligible goods and services provided to Medicare Part A patients, which may include certain pharmaceutical and other goods and services provided by PharMerica that were previously reimbursed separately under Medicare Part A and Medicare Part B. While PharMerica continues to bill SNF facilities on a negotiated fee schedule, the costs of certain PharMerica products (including pharmaceuticals) are no longer a "pass-through" cost to the SNF facilities. Since the amount of SNF reimbursement is limited by PPS, facility customers now have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare Part A. Implementation of PPS may have a material adverse effect on the business, financial condition or results of operations of PharMerica.

PHARMERICA NATIONAL PHARMACY AND THERAPEUTICS COMMITTEE

         In response to an industry-wide concern, PharMerica has taken proactive measures and established a National Pharmacy and Therapeutics (P&T) Committee. The committee is composed of ten external members (7 physicians and 3 doctors of pharmacy) recognized nationally for their expertise in managing the health care needs of geriatric patients and three internal members (2 doctors of pharmacy and 1 nurse) who are familiar with our patient population and factors related to specialty programs including infusion therapy and disease management. The P&T Committee evaluates drugs by therapeutic response, indication, side effect profile, bio-equivalence, pharmacokinetics, and special consideration in the elderly. Each product's acceptability within the category is rated as either therapeutically Acceptable, Acceptable with Advantages, Acceptable with Caution or Not Acceptable. A cost and pharmacoeconomic analysis is then performed to select preferred products. This commitment was made by PharMerica reflective of the core value to "do what is right" in protecting the patient and optimizing pharmaceutical care.

EMPLOYEES

         As of February 19, 1999, PharMerica had approximately 5,824 full-time employees and approximately 1,658 part-time employees, all of which are located in the United States. PharMerica believes its relationship with its employees is good. None of PharMerica's employees are represented by labor unions under any collective bargaining agreement.


ITEM 2.  PROPERTIES

         The Company's headquarters are located in approximately 89,000 square feet of leased space in the Silo Bend Industrial Park in Tampa, Florida. PharMerica also leases space required for its 159 pharmacy locations. A typical pharmacy occupies between 7,000 and 10,000 square feet. Lease terms on most of the leased centers range from 3 to 5 years. The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for their intended purposes. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

         In November 1998, a putative securities class action was filed against PharMerica, C. Arnold Renschler, M.D. (the Company's Chief Executive Officer), Robert Della Valle, Pharm.D (the Company's former Chief Operating Officer) and James D. Shelton (the Company's former Chief Financial Officer) in the United States District Court for the Middle District of Florida. The proposed class consists of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint seeks monetary damages but does not specify an amount. In general, the complaint alleges that the defendants made material omissions by withholding from the market information related to the costs associated with certain acquisitions. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. PharMerica believes the complaint is without merit and intends to defend the case vigorously. The potential outcome of the litigation cannot be predicted with certainty, however, management believes the litigation will not have a material impact on the financial position or results of operations of the Company given a preliminary investigation and its existing insurance coverages.

PharMerica is from time to time subject to claims and suits arising in the ordinary course of business, including claims for repayment of monies paid to PharMerica under Medicare or Medicaid. The provision of healthcare services entails an intrinsic risk of liability. As of February 26, 1999, there were no other material legal proceedings pending against PharMerica that the Company believes could reasonably be expected to have a material adverse effect on the Company nor, to PharMerica's knowledge, were any material proceedings against it contemplated by any governmental authority. There can be no assurance that PharMerica will not become involved in such litigation in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Shares are traded on the Nasdaq National Market under the designation "DOSE." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Quotations for periods before the PCA/Capstone Merger on December 3, 1997, represent historical quotations of Capstone:

                                                         Bid Quotations
                                                         --------------
Fiscal Year Ended December 31, 1998                  High               Low
-----------------------------------                  ----               ---

              1st Quarter                          $ 16.00          $   9.75
              2nd Quarter                            16.00             10.31
              3rd Quarter                            12.44              3.56
              4th Quarter                             6.19              2.88

                                                         Bid Quotations
Fiscal Year Ended December 31, 1997                  High               Low
-----------------------------------                  ----               ---

              1st Quarter                          $ 13.25          $  10.00
              2nd Quarter                            12.00              7.75
              3rd Quarter                            12.75             10.00
              4th Quarter                            12.94              9.00

         As of February 25, 1999, the number of record holders of the Company's shares was approximately 6,602, which does not include individual participants in security position listings. The number of beneficial owners of the Company's shares was approximately 28,800. On February 25, 1999, the closing bid quotation for the Company's common stock was $5.656, as reported by the Nasdaq Stock Market.

         The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's current credit facility prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated statements of operations and balance sheets data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, have been derived from the audited consolidated financial statements of the Company. As a result of the accounting treatment of the PCA/Capstone Merger, the historical financial statements of the Company prior to December 3, 1997 are those of PCA. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein, the other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                 AS OF OR FOR THE
                                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                          1994            1995           1996             1997              1998
                                          ----            ----           ----             ----              ----
                                              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Net revenues                            $ 247,512      $ 451,685       $ 516,400       $  652,179       $1,145,928
Costs of revenues                         117,045        242,761         280,468          355,577          656,589
                                        ---------      ---------       ---------       ----------       ----------
   Gross profit                           130,467        208,924         235,932          296,602          489,339
                                        ---------      ---------       ---------       ----------       ----------
Operating expenses:
   Selling, general and
     administrative                        91,883        158,115         171,085          205,278          344,734
   Bad debt                                 7,388         17,679          13,500           10,809           52,937
   Depreciation and amortization            5,734         13,219          16,392           21,408           36,398
   Loss on disposition                         --             --              --               --            4,500
   Asset impairment and
     restructuring charges                     --          9,543              --           10,935          108,215
                                        ---------      ---------       ---------       ----------       ----------
     Total operating expenses             105,005        198,556         200,977          248,430          546,784
                                        ---------      ---------       ---------       ----------       ----------
   Operating income (loss)                 25,462         10,368          34,955           48,172          (57,445)
Interest expense (income), net                113           (195)             --            2,483           39,133
                                        ---------      ---------       ---------       ----------       ----------
Income (loss) before provision
   for income taxes                        25,349         10,563          34,955           45,689          (96,578)
Provision for income taxes                 10,291          5,977          14,668           18,992            3,030
                                        ---------      ---------       ---------       ----------       ----------
Net income (loss)                       $  15,058      $   4,586       $  20,287       $   26,697       $  (99,608)
                                        =========      =========       =========       ==========       ==========
Earnings (loss) per share               $    0.30      $    0.09       $    0.41       $     0.50       $    (1.12)
                                        =========      =========       =========       ==========       ==========
Shares used in computing
   earnings (loss) per share               50,000         50,000          50,000           53,060           89,221
                                        =========      =========       =========       ==========       ==========

OTHER FINANCIAL DATA:
Capital expenditures                    $   7,407      $  13,098       $   9,616       $   15,600       $   23,982
                                        =========      =========       =========       ==========       ==========
CONSOLIDATED BALANCE
   SHEETS DATA:
Working capital                         $  71,794      $  77,512       $  92,134       $  201,588       $  283,142
Total assets                              327,287        428,872         441,576        1,114,248        1,164,325
Long-term obligations
  (net of current portion)                  1,147            755           2,302          427,889          591,552
Stockholders' equity                       66,732         71,318          91,605          528,878          432,835


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the consolidated financial statements, including the related notes, and the other financial information incorporated by reference herein.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy, Year 2000 Compliance and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among other factors that could cause actual results to differ materially from the Company's expectations include the availability and cost of attractive acquisition candidates, the integration of acquired businesses, the loss of large customers or of numerous small customers, the continuation of various trends in the long-term care market (including the trends toward consolidation, cost containment and the implementation of the Medicare Prospective Payment System), competition among providers of long-term care pharmacy services, the Company's level of indebtedness, the availability of capital, government audits and investigations and reform of the health care delivery system and other risks and uncertainties as described in the Safe Harbor Compliance Statement for Forward-looking Statements section is included as Exhibit 99 hereto and incorporated herein by reference and in the Company's previous filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         PharMerica, Inc. is a leading independent provider of institutional pharmacy products and services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, residential and independent living communities, specialty hospitals and the home. The Company also is the leading independent provider of home delivery pharmacy products and services to the workers' compensation and catastrophic care markets. As of February 25, 1999, PharMerica provided pharmacy products and services to approximately 500,000 patients in long-term care and alternate site settings.

         The Company purchases and dispenses prescription and non-prescription pharmaceuticals and other medical supplies and provides its clients' facilities with related management services, regulatory assistance and third-party billing. The Company also provides specialty services including infusion therapy, clinical consulting and comprehensive catastrophic care. In addition, PharMerica has developed specialized information technology and clinical initiatives to offer its clients additional value-added services such as computerized medical record keeping, on-line formulary, drug therapy evaluation and disease state management, which PharMerica believes will improve its ability to compete in managed care and prospective payment systems.

         During the year ended December 31, 1998, the Company made thirteen acquisitions, twelve of which were institutional pharmacy companies, and the other was a provider of workers' compensation mail order and on-line pharmacy services. The total purchase price for these thirteen acquisitions was approximately $97 million and the goodwill associated with these acquisitions was approximately $90 million.

         During the third quarter ended September 30, 1998, the Company recorded pre-tax charges of $149.7 million, which included the following: non-cash, pre-tax SFAS No. 121 charges of $99.0 million related to the write-downs of certain tangible and intangible assets, a pre-tax charge of $37.0 million to increase its allowance for doubtful accounts, a pre-tax loss of $4.5 million resulting from the sale in July 1998 of its Department of Corrections business and $9.2 million of net restructuring charges related primarily to the relocation of its corporate office and mail service pharmacy business.

         On December 3, 1997, Beverly Enterprises, Inc., a Delaware corporation ("Beverly"), whose sole remaining business consisted of the institutional pharmacy business conducted through its wholly-owned subsidiary, Pharmacy Corporation of America ("PCA"), merged with and into the Company (then known as Capstone Pharmacy Services, Inc. ("Capstone") (the "PCA/Capstone Merger"). The PCA/Capstone Merger was accounted for under the purchase method of accounting and was treated as a reverse merger/acquisition of Capstone by PCA for accounting and financial reporting purposes. Therefore, after the PCA/Capstone Merger was consummated, the historical financial statements of the Company became those of PCA. Accordingly, the historical financial statements for all periods prior to December 3, 1997, are comprised of PCA only.

         On January 11, 1999, Bergen Brunswig Corporation ("Bergen") and PharMerica entered into an Agreement and Plan of Merger (the "Bergen Merger Agreement"), pursuant to which PharMerica will be merged into, and will thereby become, a wholly-owned subsidiary of Bergen (the "Bergen Merger"). Under the terms of the Bergen Merger Agreement, upon consummation of the Bergen Merger, shareholders of PharMerica will receive 0.275 of a share of Bergen Class A Common Stock in exchange for each share of PharMerica common stock they hold. The Bergen Merger is intended to be tax-free and will be treated as a purchase for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approvals by the shareholders of Bergen and PharMerica.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as percentage of revenues.


                                                                                  Year Ended
                                                                                  December 31,
                                                               -------------------------------------------------
                                                                     1996             1997             1998
                                                                     ----             ----             ----


Net revenues                                                        100.0%           100.0%            100.0%
Costs of revenues                                                    54.3             54.5              57.3
                                                                    -----            -----             -----

Gross profit                                                         45.7             45.5              42.7

Selling, general and administrative expenses                         33.1             31.5              30.1
Bad debt expense                                                      2.6              1.6               4.6
Depreciation and amortization                                         3.2              3.3               3.2
Loss on disposition                                                    --               --                .4
Asset impairment and restructuring charges                             --              1.7               9.4
                                                                    -----            -----             -----

Operating income (loss)                                               6.8              7.4              (5.0)
Interest expense, net                                                  --              (.4)             (3.4)
                                                                    -----            -----             -----
Income (loss) before income taxes                                     6.8              7.0              (8.4)
Income taxes                                                          2.9              2.9                .3
                                                                    -----            -----             -----

Net income (loss)                                                     3.9%             4.1%             (8.7)%
                                                                    =====            =====             =====

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

REVENUES. Revenues for the year ended December 31, 1998 increased to $1,145.9 million from $652.2 million for the year ended December 31, 1997, an increase of $493.7 million or 75.7%. Approximately $284 million of the increase is primarily attributable to the operations of Capstone for which a full year of operating results is included for 1998, approximately $120 million is attributable to acquisitions during 1998, and the remainder of approximately $90 million represents internal revenue growth from existing and new customers.

COSTS OF REVENUES. Costs of revenues includes the cost of pharmaceuticals and other related products sold to patients and institutions. Costs of revenues for the year ended December 31, 1998 increased to $656.6 million, or 57.3% of revenues compared to $355.6 million or 54.5% of revenues, in the comparable 1997 period. The increase in costs of revenues as a percentage of revenues is primarily due to the impact of a change in the mix of products and services sold as a result of the PCA/Capstone Merger, principally from the impact of a reduction in infusion therapy products and services as a percentage of revenues from 1997 to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include salaries, benefits, facility expenses, delivery expenses, rents and other administrative overhead. Selling, general and administrative expenses for the year ended December 31, 1998 were $344.7 million compared to $205.3 million in 1997. As a percentage of revenues, selling, general and administrative expenses for the year ended December 31, 1998 were 30.1%, compared to 31.5% in 1997.

The decrease as a percentage of revenues is primarily due to efficiencies realized in these expenses in connection with the PCA/Capstone Merger and efficiencies in corporate and regional overhead as revenues have grown.

BAD DEBT EXPENSE. The Company's bad debt expense was increased by a pre-tax charge of $37.0 million during the third quarter of 1998 to increase its allowance for doubtful accounts because it has adopted a more conservative accounting method of estimating the allowance necessary for accounts receivable. Three of the Company's large non-preferred provider agreement customers experienced financial difficulty during the third quarter of 1998, which caused management to re-evaluate the method of estimating the allowances necessary for these and other customers. Management also believes that cash flows of some of its long-term care customers may be impacted by the lower reimbursement rates under the Medicare prospective payment system, which was partially implemented on July 1, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1998 were $36.4 million compared to $21.4 million in 1997. This increase is due mainly to the increased amortization expense incurred as a result of the PCA/Capstone Merger and subsequent acquisitions during 1998.

LOSS ON DISPOSITION. The Company recorded a pre-tax charge of approximately $4.5 million during the third quarter of 1998 in connection with the sale of its Department of Corrections business to Stadtlanders Drug Company, a former affiliate of Counsel Corporation which owns approximately 9% of the Company's outstanding common stock. In January 1999, Stadtlanders Drug Company was acquired by Bergen.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. The Company recorded non-cash, pre-tax charges of approximately $99.0 million in the third quarter of 1998 to reflect write-downs of certain tangible and intangible assets in accordance with FASB Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of. SFAS No. 121 requires companies to periodically review long-lived assets, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the expected future cash flows.

         Substantially all of the SFAS No. 121 write-downs relate to five pharmacies, each of which had negative operating cash flows during 1998. The Company closed one of these pharmacies during the third quarter of 1998 and identified three of the other pharmacies as "assets to be disposed of" and recorded write-downs to reflect their estimated net realizable value. The fifth pharmacy had deteriorating operating results which required the Company to record the SFAS No. 121 charge. In February 1999, two of these pharmacies were sold at amounts which approximated their net realizable values.

         The Company also recorded approximately $13.0 million in additional restructuring charges during the third quarter of 1998 offset by the reversal of $3.8 million in excess PCA/Capstone Merger restructuring costs for a net charge in the quarter of $9.2 million. Substantially all of these charges related to future rents and related costs at its former corporate office and its mail service pharmacy facility in Tampa. The Company consolidated and relocated its corporate office and the mail service pharmacy operating unit to a new location in Tampa.

INTEREST EXPENSE, NET. Interest expense for the year ended December 31, 1998 was approximately $39.1 million compared to $2.5 million in 1997. The 1998 amount primarily relates to bank borrowings and subordinated debt issued during 1998 to fund the PCA/Capstone Merger and other acquisitions since the PCA/Capstone Merger. During 1997, the Company had nominal interest expense because PCA did not incur interest charges on its intercompany payable to Beverly.

INCOME TAXES. The income tax provision for the year ended December 31, 1998 was approximately $3.0 million. The Company recorded an income tax provision in 1998 even though the Company had a pre-tax loss of $96.6 million. The difference between the income tax provision recorded in 1998 and the income tax benefit that would have been recorded if the federal and state statutory rates had been applied to the loss is because a substantial portion of the asset impairment charges during the third quarter of 1998 were not deductible for tax purposes. The income tax provision for the year ended December 31, 1997 was $19.0 million. The effective income tax rate for 1997 was higher than the federal and state statutory rate primarily due to the impact of non-deductible goodwill associated with the Company's acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

REVENUES. The Company's revenues increased approximately $135.8 million, or 26.3%, to $652.2 million in 1997 from $516.4 million in 1996. This increase consisted of approximately $72.0 million of same store growth and approximately $57.8 million related to acquisitions, principally the January 1997 acquisition of Interstate Pharmacy Corp. and the December 1997 acquisition of Capstone.

COSTS OF REVENUES. The Company's costs of revenues increased approximately $75.1 million, or 26.7%, to $355.6 million in 1997 from $280.5 million in 1996. As a percentage of net revenues, costs of revenues was 54.5% in 1997 as compared to 54.3% in 1996. Costs of revenues as a percentage of revenues remained stable from 1996 to 1997, primarily due to increased purchasing efficiencies related to renegotiated vendor contracts which were partially offset by competitive pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include wages and related expenses, facility expenses, and other administrative overhead. Selling, general and administrative expenses increased approximately $34.2 million, or 20.0%, to $205.3 million in 1997 from $171.1 million in 1996. Approximately $19.3 million of this increase was attributable to acquisitions completed during 1997. The remaining increase in selling, general and administrative expenses was related to the increase in same store revenues discussed above. As a percentage of net sales, selling, general and administrative expenses decreased to 31.5 % in 1997 from 33.1% in 1996. This decrease was primarily the result of implementing certain cost reduction initiatives and spreading the costs across a larger revenue base. Additionally, selling, general and administrative expenses include $3.2 million and $1.8 million in 1997 and 1996, respectively, related to management fees allocated from Beverly. These amounts do not necessarily reflect the actual cost the Company would have incurred on a stand-alone basis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $5.0 million, or 30.5%, to $21.4 million in 1997 from $16.4 million in 1996. Approximately $2.7 million of this increase was related to acquisitions during such period. The remaining increase was attributable to investments in medical carts and other equipment as well as leasehold improvements.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In December 1997, the Company recorded an asset impairment loss of approximately $5.2 million related to the closure of certain pharmacies as a result of the PCA/Capstone Merger. The impairment loss includes the write-off of various fixed assets, such as leasehold improvements and furniture and fixtures, which are specific to the pharmacies closed. Additionally, the Company wrote down certain capitalized software costs to their estimated fair values.

         During December 1997, in connection with the PCA/Capstone Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, the Company closed six former PCA pharmacies and recorded restructuring costs of $5.8 million related to these closures, consisting of $3.6 million of severance covering approximately 180 pharmacy employees, $0.7 million of lease termination costs and $1.4 million of other costs.

INTEREST EXPENSE, NET. Prior to the PCA/Capstone Merger, the Company financed its acquisition and working capital needs through intercompany borrowings from Beverly. The Company did not incur interest on these intercompany advances. Subsequent to the PCA/Capstone Merger, the Company entered into a revolving $550 million credit facility with a syndicate of commercial banks (the "Credit Facility"). Interest expense of approximately $2.5 million was incurred under the Credit Facility from the date of the PCA/Capstone Merger through December 31, 1997. At year end, the Company had outstanding borrowings of approximately $424.5 million under this Credit Facility. Proceeds of these borrowings were used to repay $275 million of PCA debt in connection with the PCA/Capstone Merger, refinance Capstone's existing credit facility, fund acquisitions closed in December 1997 and pay transaction costs related to the PCA/Capstone Merger.

PROVISION FOR INCOME TAXES. The Company had an annual effective rate of 41.6% for the year ended December 31, 1997, compared to 42.0% in 1996. Management believes that the Company's tax rate will remain higher than the statutory federal tax rate in future years due to the non-deductibility of the goodwill recorded on certain stock acquisitions, including the PCA/Capstone Merger.

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

         The Company's net cash provided by (used in) operating activities for the years ended December 31, 1998 and 1997 were approximately $(39.0) million and approximately $28.2 million, respectively. Cash flows from operating activities decreased in 1998 due to increased working capital requirements, which were primarily due to the increase in accounts receivable of approximately $48.1 million and to the decrease of approximately $27.8 million in net accounts payable and accrued expenses. These additional working capital requirements were attributable to approximately $493.7 million in increased revenues, an approximately $8 million increase in accounts receivable associated with Beverly because, as an unrelated party, the Company now has accounts receivable from Beverly, offset in part by an approximately $8 million net decrease in working capital for entities acquired since December 1997. These additional working capital requirements from acquisitions relate primarily from the terms in certain asset purchase agreements regarding minimum working capital requirements at closing.

         The Company's net cash outflows from investing activities were approximately $112.1 million and $34.8 million for the years ended December 31, 1998 and 1997, respectively. Net cash flows from investing activities were impacted by acquisitions ($88.1 million and $19.2 million, respectively), and investments in new pharmacy locations and information systems ($24.0 million and $15.6 million, respectively) during the periods.

         Net cash flows from financing activities were approximately $149.2 million and $33.2 million for the years ended December 31, 1998 and 1997, respectively. Net cash flows from financing activities were impacted by borrowings to fund acquisitions and working capital requirements.

         In connection with the PCA/Capstone Merger in December 1997, the Company entered into the Credit Facility with a syndicate of banks for which The Chase Manhattan Bank ("Chase") acts as administrative agent. The Credit Facility was amended effective December 31, 1998. The amendment reduced the Credit Facility to $325.0 million, increased the maximum ratios under certain leverage covenants, adjusted the applicable borrowing rates for the ratios under the leverage covenants and pledged the stock of all subsidiaries of the Company as collateral. Under the Credit Facility, the Company has the option to borrow under an alternate base rate or a Eurodollar loan rate. Interest rates on the alternate base rate loans are calculated as the sum of the applicable rate, plus the greater of (a) the prime rate, (b) the base certificate of deposit rate plus 1% or (c) the federal funds effective rate on the date of the loan, plus 1/2 of 1%. Interest on the Eurodollar loans are calculated using the adjusted LIBOR rate for the interest period in effect, plus the applicable rate. The adjusted LIBOR rate is the LIBOR rate for such interest period multiplied by the statutory reserve rate. The applicable rate and the statutory reserve rate are defined in the Credit Facility. Interest on the Eurodollar loans is due on the last day of the interest period applicable to the borrowing. As of December 31, 1998, the Company had $259.7 million outstanding under a Eurodollar loan at an effective interest rate, including the amortization of deferred financing costs, of approximately 6.25%. Upon the occurrence of a change in control, all borrowings under the Credit Facility become due and payable.

         The Credit Facility contains various financial covenants, including an adjusted leverage ratio, a consolidated interest expense coverage ratio and a net worth covenant (each as defined in the Credit Facility). The Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, certain mergers or consolidations, certain investments, loans or guarantees, certain hedging agreements not entered into to mitigate risk, payment of cash dividends and the redemptions or repurchase of securities of the Company, sales of all or substantially all of the assets or stock of the Company, non-arm's length transactions with affiliates, and entering into certain restrictive agreements. As of December 31, 1998, the Company was in compliance with all covenants of the Credit Facility.

         In March 1998, the Company sold $325 million of Senior Subordinated Notes in a private placement. The notes bear interest at 8 3/8% and mature in 2008. The Company used the net proceeds of the notes to partially repay indebtedness under the Credit Facility, which amounts may be subsequently reborrowed subject to borrowing restrictions outlined in the loan covenants described above. In accordance with the provisions of the notes, new registered notes, which are publicly traded, were issued in July 1998 with substantially the same terms as the original notes. The indenture governing the notes contains certain limitations or prohibitions on the Company including the incurrence of certain indebtedness, the creation of security interests, certain acquisitions and dispositions and certain investments. As of December 31, 1998, the Company was in compliance with such covenants.

         The Company has implemented measures to improve cash flows generated from operating activities, including a greater emphasis on internal growth, reductions in corporate overhead, regionalization of billing and collections and more aggressive collection efforts. The Company believes these strategies should generate sufficient cash flows to meet its operating needs for the foreseeable future. However, the Company may require capital resources for acquisitions or to meet internal working capital needs and may need to incur additional indebtedness. The availability of funds under the Credit Facility is limited by certain financial covenants as described above and there can be no assurances that additional funds will be available.

YEAR 2000 COMPLIANCE

         The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year such that, as the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Year 2000 Issue creates potential risks for the Company in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 issues.

         The Company has a program designed to address its Year 2000 issues. A project team has performed a review of all internal computer systems and has developed a more detailed assessment to include internal and external compliance audits and performance of various validation and testing procedures. The Company intends to replace or correct through programming modifications and/or software upgrades systems critical to the Company's business identified as non-Year 2000 compliant. In addition, third parties such as suppliers, customers and payor sources (including Medicare and Medicaid) will be asked to verify, through a compliance assurance questionnaire, their Year 2000 readiness. Management of the Company believes it has an effective program in place to resolve its internal Year 2000 issues and is on target with its estimated timeline to complete the modifications before the end of 1999. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major suppliers, customers and payors. The Company is not aware of any significant Year 2000 problems with any of its major suppliers, customers or payors. However, there can be no assurance that all problems will be foreseen or corrected, including the ability of Medicare and Medicaid to become Year 2000 compliant. Medicare has recently acknowledged that it is not fully Year 2000 compliant although it expects to have all major payment processing systems Year 2000 compliant by December 31, 1999.

THE COMPANY'S STATE OF READINESS. While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Y2K Executive Steering Committee. The Y2K Executive Steering Committee is chaired by the Company's Chief Information Officer, who reports directly to the Company's Chief Financial Officer, and includes five senior officers from operations, sales and marketing, finance and accounting, and information systems. The Y2K Executive Steering Committee is charged with key decision making authority, including corporate governance, corporate communications, budgets and related funding, resource allocations and legal issues. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 compliance program by both the Company's Chief Financial Officer and Chief Information Officer.

         The Y2K Executive Steering Committee created a Y2K Project Management Team. The Y2K Project Management Team, which consists primarily of representatives of key information technology disciplines within the Company and an outside consultant, is responsible for risk assessment, compliance strategy, cost analysis, compliance work plans, project tracking and reporting, vendor contact and coordination, resource allocation and coordination, validation and execution of remediation strategy/plans and testing strategy/plans, deployment and certification, and contingency planning. The Y2K Project Management Team, working with the Y2K Executive Steering Committee, created the following four groups within the Company: (1) computer systems; (2) networks and desktop software; (3) business infrastructure; and (4) corporate services/functions. The computer systems group assists the Y2K Project Management Team in the preparation and execution of remediation strategy/plans, testing its primary dispensing systems, business support applications, corporate systems and other critical systems/applications. The networks and desktop software group assists the Y2K Project Management Team in the preparation and execution of remediation strategy/plans for network systems and infrastructure, servers, PC-client operating systems and utilities, AS/400 and RS/6000 operating system software and utilities, vision solutions, special dispensing/labeling systems and time clock systems. The business infrastructure group assists the Y2K Project Management Team in developing plans for compliance verification and remediation of telecommunications, including phone systems, fax systems, pagers and cellular phones, throughout a dispersed geography and for compliance verification of environmental control systems, building security systems, metering/packing systems and elevators. The corporate services/functions group assists the Y2K Project Management Team with legal and purchasing services, financial services, human resources and tax issues.

         The Y2K Executive Steering Committee has developed a phased approach to identifying and remediating Year 2000 Issues, with many of these phases overlapping with one another or conducted simultaneously.

         The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. The Y2K Project Management Team working with the four groups within the Company, reviewed all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 issues. The Company completed this phase for the majority of its IT and non-IT systems during 1998 and the balance in early 1999. In addition, during this phase the Company developed its Year 2000 Policy Statement which was released to the Company's customers, suppliers and business partners.

         The second phase of the Company's Year 2000 compliance program (begun simultaneously with the first phase) was to define a Year 2000 "Compliance" standard and to develop uniform test plans and test methodologies. The Company has engaged Year 2000 consultants to review the Company's test plans and methodologies for the testing of its systems and products, as well as third-party systems and products. Each of the Company's primary dispensing systems is being assessed, repaired and remediated as necessary, tested and deployed as Year 2000 compliant.

         The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT and non-IT products and systems. The Company has completed the assessment of each of its primary dispensing systems. As of February 25, 1999, primary dispensing systems supporting approximately 50% of its revenues have been repaired, tested and deployed. The remaining dispensing systems are expected to be ready for testing during April and May 1999 and deployed by July 1999. Updates to the network systems for purposes of Year 2000 compliance are in progress and should be completed by April 1999. The desktop remediation is in process and should be completed by September 1999. The financial reporting systems have been assessed, tested and should be fully deployed as Year 2000 compliant by May 1999.

         The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of December 31, 1998, the Company had contacted approximately 150 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company anticipates that this evaluation will be on-going through 1999.

         The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that a failure to convert by another company will not have a material adverse effect on the Company.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total costs associated with the Company's Year 2000 remediation are not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is expected to approximate $6.2 million. Through December 31, 1998, the Company has spent approximately $1.5 million in connection with Year 2000 Issues. The $4.7 million that the Company expects to spend in 1999 includes $2 million of capital expenditures to upgrade phone systems, desktop software and desktop hardware in pharmacies throughout the United States. In addition, the Company will spend approximately $400,000 to install the new equipment. The Company will spend and expense an estimated $1.5 million to convert its mail service and long-term care dispensing applications to Year 2000 compliance. The remaining expenses are approximately $800,000 to remediate various internal and external systems to Year 2000 readiness.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. Management of the Company believes it has an effective program in place to resolve Year 2000 issues timely. However, there can be no assurance that the Company will be successful in its efforts to address Year 2000 issues. It is not possible to anticipate all possible future outcomes, especially when third parties are involved. If some of the Company's systems are not Year 2000 compliant, the Company could suffer lost sales or other negative consequences, including, but not limited to, delayed billings and collections, damage to the Company's reputation or litigation, any of which could materially adversely affect the Company's business operations or financial statements.

         The Company is also dependent on third parties such as its customers, suppliers, service providers, governmental and private third party payors and other business partners. If these or other third parties fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of the Company's principal suppliers to have Year 2000 compliant internal systems could impact the Company's ability to deliver its pharmaceutical products or to maintain adequate inventory levels. Further, the failure of third party payors, including Medicare and Medicaid, to be Year 2000 compliant could delay payment for the Company's products and services, which could increase the Company's working capital requirements or cause cash flow problems. In addition, disruption in the economy in general resulting from the Year 2000 Issue could adversely impact the Company.

THE COMPANY'S CONTINGENCY PLANS. The Company is developing a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent are unable to achieve Year 2000 readiness. The Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as its contingency plans, will continue to be evaluated as new information becomes available. The Company expects to have its contingency plans completed by August 1999.


ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and Supplementary Data are attached hereto, following the signature pages, and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

             NAME                                                 AGE
             ----                                                 ---
             David R. Banks(3), (4), (8)                          61
             E. Martin Gibson(2), (8)                             60
             Cecil S. Harrell(1), (4), (5), (6)                   64
             Boyd W. Hendrickson(2), (6), (7)                     54
             Fredrick C. Powell(2), (4), (5)                      58
             Albert Reichmann(1), (7)                             69
             C. Arnold Renschler, M.D.(3), (8), (9)               57
             Gail Wilensky, Ph.D.(1), (6), (7)                    55

---------------
(1) Class 1 director
(2) Class 2 director
(3) Class 3 director
(4) Member of Compensation Committee.
(5) Member of Disinterested Stock Option Plan Committee.
(6) Member of Quality/Compliance Committee.
(7) Member of Audit Committee.
(8) Member of Acquisition Committee.
(9) Chairman of the Board

        Mr. Banks became a Director of PharMerica in December 1997. Mr. Banks has been a director of Beverly since 1979 and has served as Chief Executive Officer of Beverly since May 1989 and Chairman of the Board of Beverly since March 1990. Mr. Banks was President of Beverly from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., a real estate investment company, Ralston Purina Company, a diversified food company, and Wellpoint Health Networks, Inc., a managed healthcare company, and a trustee for Occidental College.

        Mr. Gibson became a Director of PharMerica in June 1998. Mr. Gibson currently serves as a member of the board of directors of Hardinge Inc., a manufacturer of machine tools, NovaCare, Inc., a company providing physical rehabilitation and employee services, NovaCare Employee Services, Inc., a professional employer organization specializing in providing outsourcing solutions to human resources needs, and IT Group Inc., a company providing a wide range of environmental services and technologies. Mr. Gibson served as the Chief Executive Officer and Chairman of the Board of Corning Lab Services, Inc. from January 1991 to December 1994.

        Mr. Harrell became a Director of PharMerica in December 1997. Mr. Harrell has served as President and as a Director of The Harrell Corporation of Tampa, Inc., a management company, since July 1995. Mr. Harrell founded Pharmacy Management Services, Inc. in 1972 and served as its President, Chairman and Chief Executive Officer until its merger in July 1995 with and into Beverly. He serves on the board of directors of National Healthcare Resources, Inc., a medical cost containment company, the board of trustees of the University of Tampa, the board of directors for the Auburn University Foundation and the Florida Health Sciences Center, Inc., the holding company of Tampa General Hospital. Mr. Harrell served on the board of directors for NationsBank South from 1992 to 1997.

        Mr. Hendrickson became a Director of PharMerica in December 1997. Mr. Hendrickson joined Beverly in 1988 as a Division President and was elected Vice President of Marketing in May 1989, Executive Vice President of Operations and Marketing in February 1990, and to his current positions as President, Chief Operating Officer and a director of Beverly in September 1995.

        Mr. Powell became a Director of PharMerica in December 1997. Mr. Powell was the founder and has been President of OMNI Interactive Systems since 1993 and has served as a consultant to Lister Bestcare since 1996. Mr. Powell founded Rehab Systems Company in 1987 and served as its Chairman of the Board, President and Chief Executive Officer until 1991 when the company merged with NovaCare Inc. and from 1993 to 1995, he served as a consultant to NovaCare Inc. He currently serves as a board member of Alfred University in New York and Wesley Theological Seminary in Washington, D.C. as well as a board member of several private companies.

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

        Dr. Renschler joined the Company as President, Chief Executive Officer and Director in December 1997. He has served as Chairman of the Company's Board of Directors since July 1998. From June 1996 to December 1997, Dr. Renschler was Executive Vice President of Beverly and President of PCA. From 1990 to June 1996, Dr. Renschler was Senior Vice President and Chief Clinical Officer, as well as President of three operating divisions of NovaCare, Inc. and a member of its board of directors. Prior to that time, he held a series of key executive positions at both Manor Care, Inc. ("Manor Care") and its wholly-owned subsidiary, Manor Healthcare Corp. ("Manor Healthcare"), including President and Chief Executive Officer of Manor Healthcare and Chief Operating Officer and director of Manor Care. Dr. Renschler has served as a director of Ameripath, Inc. since April 1997.

        Dr. Wilensky has served as a Director of the Company since August 1995. She has served as the John M. Olin Senior Fellow, Project HOPE since January 1993, and as Chair, Medicare Payment Advisory Commission, since October 1997. Dr. Wilensky served as Deputy Assistant to the President for Policy Development from March 1992 to January 1993. She was Administrator of the Health Care Financing Administration of the Department of Health and Human Services from January 1990 to March 1992. Dr. Wilensky also serves as a director for Advanced Tissue Sciences, Neopath Inc., Quest Diagnostics, St. Jude Medical, Syncor International, SMS Corporation and United Healthcare.

        Directors who are not officers, employees or consultants of the Company (currently all directors except Dr. Renschler) receive a cash retainer of $10,000 per year, a fee of $500 for each telephonic meeting of the Board of Directors or any Committee, a fee of $1,000 for each meeting of the Board of directors attended in person and a fee of $750 for each Committee meeting attended in person. Each Director receives options to purchase 20,000 shares upon initially joining the Board, options to purchase 5,000 shares per year thereafter and additional options to purchase 2,500 shares per year for each Committee Chairman. All directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the Board of Directors or committees of the Board.

Executive Officers

The Company's executive officers are as follows:




                                                                       PRINCIPAL OCCUPATION
          NAME OF OFFICER             AGE     OFFICER SINCE           FOR THE LAST FIVE YEARS
          ---------------             ---     -------------           -----------------------
C. Arnold Renschler, M.D.              57     December 1997    President, Chief Executive Officer
                                                               and Director since December 1997.
                                                               Chairman since July 1998.  Executive
                                                               Vice President of Beverly and
                                                               President of Pharmacy Corporation of
                                                               America ("PCA") from June 1996 until
                                                               December 1997.  Senior Vice
                                                               President, Chief Clinical Officer,
                                                               President of three operating
                                                               divisions and a Director of
                                                               NovaCare, Inc. from 1990 to June
                                                               1996. Director  of Ameripath, Inc.
                                                               since April 1997.

David L. Redmond                       47     August 1998      Chief Financial Officer and
                                                               Executive Vice President of the
                                                               Company since August 1998. Chief
                                                               Financial Officer and Executive Vice
                                                               President of Cimetrix Incorporated
                                                               from February 1997 to December 1997.
                                                               Chief Financial Officer and Sr. Vice
                                                               President of Pharmacy Corporation of
                                                               America, a wholly owned subsidiary
                                                               of Beverly Enterprises, Inc., from
                                                               June 1995 to January 1997.  Sr. Vice
                                                               President and Chief Financial
                                                               Officer of Pharmacy Management
                                                               Services, Inc. from November 1991 to
                                                               June 1995.

R. Scott Jones                         40     December 1997    Senior Vice President, Marketing and
                                                               Sales of the Company since December
                                                               1997; Chief Operating Officer of the
                                                               Company's Mail Service Pharmacy
                                                               Division since August 1998; Vice
                                                               President Marketing and Sales of
                                                               Pharmacy Corporation of America,
                                                               Inc. from January 1997 to December
                                                               1997; Manager at General Electric
                                                               Medical Systems from 1991 to 1996.

Curtis B. Johnson                      43     February 1998    Senior Vice President, General
                                                               Counsel of the Company since
                                                               February 1998; General Counsel of
                                                               DCAmerica, Inc., a U.S. subsidiary
                                                               of Counsel Corp. from April 1995 to
                                                               February 1998; Technology Counsel
                                                               for American Express Travel Related
                                                               Services Company, Inc. ("American
                                                               Express") from November 1994 to
                                                               April 1995; Litigation Counsel for
                                                               American Express from January 1993
                                                               to November 1994.


EMPLOYMENT AND OTHER AGREEMENTS

        C. ARNOLD RENSCHLER, M.D. On December 3, 1997, PharMerica entered into an Employment Agreement with C. Arnold Renschler, M.D., PharMerica's President and Chief Executive Officer. The Employment Agreement is effective through December 31, 2000. It provides for PharMerica to pay Dr. Renschler an annual base salary of at least $400,000 through November 30, 1998 with subsequent annual increases. Dr. Renschler's annual base salary was increased to $450,000 effective December 1, 1998 in accordance with the terms of the Employment Agreement. Additionally, the Employment Agreement provided for a one-time signing bonus of $75,000, which was paid in early 1998, non-qualified stock option grants at signing, an annual incentive compensation award with a target range of 50% of Dr. Renschler's base salary and other employee benefits.

        Under the terms of the Employment Agreement, if PharMerica terminates Dr. Renschler's employment without cause or if Dr. Renschler terminates his employment for good reason, Dr. Renschler will receive an amount equal to two times his annual base salary and all benefits described in the Employment Agreement will continue for one year. Further, all stock options granted to Dr. Renschler will vest fully upon termination of employment without cause or for good reason.

        If Dr. Renschler's employment is terminated or he elects to resign with good reason within two years after a change in control of PharMerica, or if Dr. Renschler elects to resign from his position with PharMerica without good reason within six months after a change in control, the Employment Agreement specifies that PharMerica will pay Dr. Renschler 150% of the sum of his annual base salary and his annual target incentive award. All benefits specified in the Employment Agreement will continue for three years upon such event. Additionally, Dr. Renschler will receive a retention bonus for services actually rendered on and after the date of the change in control in an amount equal to 50% of the sum of his annual base salary and annual target incentive award. Furthermore, Dr. Renschler will receive, in exchange for agreeing not to solicit PharMerica's customers or employees for one year, an amount equal to the sum of his annual base salary and his annual target incentive award. All unvested stock options Dr. Renscher holds will vest fully upon a change in control whether or not the executive is terminated or resigns.

        Notwithstanding this existing employment agreement, in connection with the execution and delivery of the Bergen Merger Agreement, Bergen entered into a new employment agreement with Dr. Renschler that will become effective upon consummation of the Bergen Merger and that will supersede his existing employment agreement with PharMerica. The new employment agreement with Bergen provides that Dr. Renschler will be employed as an Executive Vice President of Bergen for a period of at least three years with an initial annual base salary of $350,000. The new employment agreement also provides that, notwithstanding Dr. Renschler's continuing employment by Bergen, upon consummation of the Bergen
Merger: (i) PharMerica will nevertheless make the change in control payments referred to above to Dr. Renschler as if Dr. Renschler had terminated his employment within six months following the closing of the Bergen Merger, and
(ii) all outstanding stock options held by Dr. Renschler will become fully vested and exercisable. The new employment agreement also provides that Dr. Renschler will be nominated to the Board of Directors of Bergen for a term of two years.

        DAVID L. REDMOND. On August 4, 1998, PharMerica entered into an Employment Agreement with David L. Redmond, PharMerica's Executive Vice President and Chief Financial Officer. The Employment Agreement is effective until August 4, 2001. It provides for PharMerica to pay Mr. Redmond an annual base salary of $240,000. Additionally, Mr. Redmond is eligible under the Employment Agreement for an annual incentive compensation award with a target range of 45% of his base salary. For the period ending December 31, 1998, that award was guaranteed to be $60,000.

Additionally, the Employment Agreement provides for a one time signing bonus in the form of an interest-free loan through December 31, 1998 of $100,000, which is forgiven if Mr. Redmond is employed by the Company on December 31, 1998, non-qualified stock option grants at signing and other employee benefits.

        If PharMerica terminates Mr. Redmond's employment without cause, or if Mr. Redmond terminates his employment for good reason, PharMerica will pay Mr. Redmond an amount equal to 150% of his annual base salary. In addition, the benefits afforded to Mr. Redmond under the Employment Agreement will continue for one year. If Mr. Redmond's employment terminates without cause, or with good reason, all his stock options will vest fully.

        Under the terms of the Employment Agreement, if Mr. Redmond's employment is terminated or if he elects to resign with good reason within two years after a change in control of PharMerica or if Mr. Redmond elects to resign from his position with PharMerica without good reason within six months after the change of control, the Employment Agreement specifies that PharMerica will pay Mr. Redmond 150% of the sum of his annual base salary plus his annual target incentive award. All of Mr. Redmond's benefits under the Employment Agreement shall continue for three years upon such event. Additionally, Mr. Redmond will receive a retention bonus for services actually rendered on or after the date of the change of control in an amount equal to 50% of the sum of his base salary and annual target incentive award. Furthermore, Mr. Redmond will receive, in exchange for agreeing not to solicit PharMerica's customers or employees for one year, an amount equal to the sum of his annual base salary and his annual target incentive award. PharMerica may also be required to reimburse Mr. Redmond for relocation expenses. Any unvested stock options granted to Mr. Redmond will vest fully upon a change in control whether or not Mr. Redmond is terminated or resigns.

        It is anticipated that Mr. Redmond will remain employed by PharMerica following consummation of the Bergen Merger through January 1, 2000 at an annual salary of $240,000. However, pursuant to an amendment to his existing employment agreement, Mr. Redmond will be entitled to receive substantially the same benefits that he would have received had he resigned upon consummation of the Bergen Merger.

        R. SCOTT JONES. On December 10, 1997, PharMerica entered into an Employment Agreement with R. Scott Jones, PharMerica's Senior Vice President of Marketing and Sales. An addendum to the Employment Agreement was executed in September 1998. The addendum extends the term of employment through December 3, 2000 and increases Mr. Jones' annual base salary to $181,500.

        Under the Employment Agreement, Mr. Jones is eligible for an annual incentive compensation award of up to 35% of his annual base salary. Upon execution of the Employment Agreement in December 1997, he received a one-time signing bonus of $50,000, non-qualified stock option grants, and other employee benefits.

        If PharMerica terminates Mr. Jones' employment without cause, PharMerica will pay him a lump sum of 100% of his annual base salary and his benefits under the Employment Agreement will continue for one year. If Mr. Jones' employment with PharMerica terminates without cause, all his unvested stock options will vest fully.

        On September 22, 1998, PharMerica entered into a Change of Control Severance Agreement with Mr. Jones. Under the terms of that agreement, if Mr. Jones' employment is terminated by PharMerica without cause or by Mr. Jones' for good reason within two years of a change of control of

PharMerica, he will be entitled to receive a severance payment in an amount equal to two times his annual base salary and target bonus. In addition, if Mr. Jones' employment is so terminated within two years of a change of control of PharMerica, any unvested stock options granted to Mr. Jones shall vest fully, Mr. Jones' benefits under PharMerica's medical and dental plans shall continue for one year, PharMerica shall maintain Mr. Jones' vested life insurance for the remainder of Mr. Jones' life, and under certain circumstances, PharMerica may be required to reimburse Mr. Jones for reasonable relocation expenses.

        CURTIS B. JOHNSON. On March 1, 1998, PharMerica entered into an Employment Agreement with Curtis B. Johnson, PharMerica's Senior Vice President and General Counsel. The Employment Agreement is effective until February 28, 2001. It provides for PharMerica to pay Mr. Johnson an annual base salary of $185,000. It also renders Mr. Johnson eligible for an annual incentive award of up to 40% of his annual base salary. Additionally, the Employment Agreement provides for a one-time signing bonus of $25,000, option grants and other employee benefits.

        If PharMerica terminates Mr. Johnson's employment without cause, PharMerica will pay him a lump sum of 100% of his annual base salary and his benefits under the Employment Agreement will continue for one year. If Mr. Johnson's employment with PharMerica terminates without cause, all his unvested stock options will vest fully.

        On September 22, 1998, PharMerica entered into a Change in Control Severance Agreement with Mr. Johnson. Under the terms of that agreement, if Mr. Johnson's employment is terminated by PharMerica without cause or by Mr. Johnson for good reason within two years of a change in control of PharMerica, he will be entitled to receive a severance payment in an amount equal to two times his annual base salary and target bonus. In addition, if Mr. Johnson's employment is terminated within two years of a change in control of PharMerica, any unvested stock options granted to Mr. Johnson shall vest fully, Mr. Johnson's benefits under PharMerica's medical and dental plans shall continue for one year, PharMerica shall maintain Mr. Johnson's vested life insurance for the remainder of Mr. Johnson's life, and, under certain circumstances, PharMerica may be required to reimburse Mr. Johnson for reasonable relocation expenses.

        JAMES D. SHELTON. On September 30, 1998, PharMerica and Mr. Shelton entered into a Separation Agreement terminating Mr. Shelton's employment. Pursuant to the Separation Agreement, options to purchase 340,000 shares of PharMerica's stock were deemed fully vested and will remain exercisable until October 31, 1999. PharMerica also agreed to pay Mr. Shelton an aggregate of $225,000 and to continue providing Mr. Shelton (i) an automobile allowance of $600 per month and (ii) benefits under all PharMerica compensation or employee benefits plans or programs for which any salaried PharMerica employees are eligible until October 31, 1999 or the date Mr. Shelton qualifies to participate in another employer's benefit plans, whichever is earlier. Additionally, the Separation Agreement provides that PharMerica will allow Mr. Shelton access to his office at PharMerica until December 31, 1998.

         ROBERT DELLA VALLE, PHARM.D. On September 30, 1998, PharMerica and Dr. Della Valle entered into a Separation Agreement terminating Dr. Della Valle's employment. Pursuant to the Separation Agreement, options to purchase 450,000 shares of PharMerica's stock were deemed fully vested and will remain exercisable until December 31, 1999. PharMerica also agreed to pay Dr. Della Valle a lump sum representing 150% of his annual base salary (including car allowance of $600 per month) and to continue providing Dr. Della Valle benefits under all PharMerica compensation or employee benefits plans or programs for which any salaried PharMerica employees are eligible until December 31, 1999 or the date Dr. Della Valle qualifies to participate in another employer's benefit plans, whichever is earlier. Additionally, the Separation Agreement provides that PharMerica will allow Dr. Della Valle access to his office at PharMerica until December 31, 1998.

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

        Based solely upon representations submitted by the Company's directors and executive officers and the Company's review of filings on Forms 3, 4 and 5, including amendments thereto, the Company has concluded that with the exception of delayed filings by Dr. Robert Della Valle, Mr. Curtis B. Johnson and Mr. R. Scott Jones, all such forms were timely filed. Dr. Della Valle inadvertently failed to report a transaction executed by his broker in June 1998 at the time of the transaction but subsequently made a corrective filing. Mr. Johnson and Mr. Jones failed to make the appropriate filings in connection with option grants that the Company made to them in September 1998, but have subsequently made corrective filings.

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the services in all capacities to the Company for the fiscal year ended December 31, 1998 (the "1998 Fiscal Year"), the fiscal year ended December 31, 1997, and the fiscal year ended December 31, 1996 of those persons who were the Company's chief executive officer at any time during the 1998 Fiscal Year, one of the Company's four most highly compensated officers other than the chief executive officer, or for whom disclosure is otherwise required (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                 SECURITIES
                                                                     OTHER       UNDERLYING       ALL
           NAME AND                        ANNUAL COMPENSATION      ANNUAL      OPTIONS/SARS     OTHER
      PRINCIPAL POSITION             YEAR  SALARY($)  BONUS($)  COMPENSATION(1)     (#)      COMPENSATION(1)


   C. Arnold Renschler, M.D          1998   413,697   257,475(3)      -0-          5,000          -0-
   President and CEO(2)              1997    36,384      -0-          -0-         520,000         -0-
                                     1996      *          *            *             *             *

   David L. Redmond                  1998    91,385   60,000(5)       -0-         300,000     100,000(5)
   Chief Financial Officer           1997      *          *            *             *             *
   and Executive Vice                1996      *          *            *             *             *
   President (4)

   R. Scott Jones                    1998   177,546   32,183(7)       -0-          35,000         -0-
   Senior Vice President             1997    11,708   65,000(8)       -0-         100,000         -0-
   of Marketing and                  1996      *          *            *             *             *
   Sales(6)

   Curtis B. Johnson                 1998   148,125   25,000(10)  75,000(11)      160,000         -0-
   Senior Vice President(9)          1997      *          *            *             *             *
                                     1996      *          *            *             *             *

   James D. Shelton                  1998  271,634(13)   -0-          -0-           -0-           -0-
   Former Chief Financial            1997   140,985    90,000         -0-         340,000         -0-
   Officer(12)                       1996      *          *            *             *             *

   Robert Della Valle,               1998  449,227(15)   -0-          -0-           -0-           -0-
   Pharm. D.                         1997   168,846    100,000        -0-         300,000         -0-
   Former Chief Operating            1996    79,719    40,000         -0-         150,000         -0-
   Officer (14)


   ---------------
      *  Indicates periods prior to employment with the Company.
    (1) Perquisites for each executive officer are in amounts which do not require disclosure, except as otherwise indicated below.
    (2)  Dr. Renschler joined the Company in December 1997.
    (3) Includes $182,475 performance bonus and $75,000 signing bonus both earned in 1997 and both paid in 1998.
    (4)  Mr. Redmond joined the Company in August 1998.

    (5) As part of Mr. Redmond's compensation, the Company loaned him $100,000 upon joining the Company which was forgiven on December 31, 1998 in accordance with his employment contact. In addition, Mr. Redmond was paid a bonus of $60,000 on December 31, 1998 in accordance with his employment agreement.
    (6)  Mr. Jones joined the Company in December 1997.
    (7)  Represents 1997 performance bonus earned in 1997 and paid in 1998.
    (8)  Includes $50,000 signing bonus earned and paid in December 1997.
    (9)  Mr. Johnson joined the Company in February 1998.
   (10)  Includes signing bonus paid in February 1998.
   (11)  Represents moving expenses.
   (12) Mr. Shelton joined the Company in February 1997 and resigned from the Company in September 1998.
   (13) Amount includes severance payments made in connection with Mr. Shelton's resignation.
   (14) Dr. Della Valle joined the Company in July 1996 and resigned from the Company in September 1998.
   (15) Amount includes severance payments made in connection with Dr. Della Valle's resignation.

    OPTION GRANTS

          The table below provides information on grants of stock options pursuant to the Company's Option Plans (the "Option Plans") during the 1998 Fiscal Year to the Named Executive Officers. Additional grants have been made to certain officers, directors and other employees since December 31, 1998. See "Stock Ownership of Directors, Executive Officers and Principal Holders." The Company grants no stock appreciation rights.

                OPTION/SAR GRANTS IN THE FISCAL YEAR ENDING DECEMBER 31, 1998


                                              INDIVIDUAL GRANTS
                               -------------------------------------------------
                                 NUMBER OF  PERCENT OF TOTAL                              POTENTIAL REALIZABLE VALUE
                                SECURITIES     OPTIONS/                                    AT ASSUMED ANNUAL RATES
                                UNDERLYING       SARS                                    OF STOCK PRICE APPRECIATION
                                 OPTIONS/     GRANTED TO   EXERCISE OR                        FOR OPTION TERM(2)
                                   SARS      EMPLOYEES IN  BASE PRICE  EXPIRATION        ----------------------------
             NAME               GRANTED(#)  FISCAL YEAR(1)   ($/SH)       DATE             5% ($)         10% ($)

    C. Arnold Renschler, M.D.     5,000          *           $5.31      12/31/2008         16,697         42,314
    David L. Redmond            300,000        36.41         $5.50        8/8/2008      1,037,676      2,629,675
    R. Scott Jones               35,000         4.23         $4.06       9/21/2008         89,366        226,471
    Curtis Johnson              140,000        16.99        $10.19       1/15/2008        897,181      2,273,633
                                 20,000         2.43          4.06       9/21/2008         51,066        129,412
    James Shelton                -0-             N/A          N/A           N/A             N/A            N/A
    Robert Della Vella,
      Pharm.D.                   -0-             N/A          N/A           N/A             N/A            N/A

    ---------------
    *  Indicates less than one percent.
   (1) Pecentages are based on a total of 824,000 options granted to employees, officers and directors in the 1998 Fiscal Year.
   (2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.

    OPTION EXERCISES AND VALUES

          The table below provides information as to exercises of options by the Named Executive Officers during the 1998 Fiscal Year under the Option Plans and the year-end value of unexercised options. The Company grants no stock appreciation rights.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                    UNDERLYING            IN-THE-MONEUY
                                                            UNEXERCISED OPTIONS/SARS AT    OPTIONS/SARS
                                                                FISCAL YEAR-END (#)     AT FISCAL YEAR-END($)
                               SHARES ACQUIRED    VALUE            EXERCISABLE/             EXERCISABLE/
             NAME               ON EXERCISE(#)  REALIZED($)       UNEXERCISABLE           UNEXERCISABLE (1)


    C. Arnold Renschler, M.D.         -0-           -0-         783,332/166,667               3,450/0
    David L. Redmond                  -0-           -0-         75,000/225,000            37,500/112,500
    R. Scott Jones                    -0-           -0-         103,487/76,250             16,975/50,925
    Curtis Johnson                    -0-           -0-         100,000/85,000             51,872/29,055
    James Shelton (2)                 -0-           -0-            340,000/0                    0/0
    Robert Della Valle,
      Pharm.D. (3)                    -0-           -0-            450,000/0                    0/0

    ---------------
    (1) Options are classified as "in-the-money" if the market value of the underlying Common Stock exceeds the exercise price of the option. The per share value of such in-the-money options is the difference between the option exercise price and $6.00, the per share fair market value of the underlying Common Stock as of December 31, 1998. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon the exercise of options will be based on the per share market price of the Common Stock at the time of exercise and are thus dependent upon future performance of the Common Stock.
    (2) All of Mr. Shelton's stock options vested and became exercisable in connection with his resignation from the Company in September 1998.
    (3) All of Dr. Della Valle's stock options vested and became exercisable in connection with his resignation from the Company in September 1998.

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

           Decisions on compensation of the Company's senior executives, except for decisions related to awards under the Company's Options Plans, are made by the Compensation Committee of the Company's Board of Directors. It is the task of the Compensation Committee to establish executive compensation guidelines for the Company which are reasonable and appropriate, meet their stated purpose and effectively serve the needs of the Company and its stockholders.

           The current members of the Compensation Committee have met with the entire Board of Directors in setting the compensation for the current executive officers and have set forth policies to govern such compensation currently and in the future. The Compensation Committee continues to review all management compensation in light of these policies.

    Compensation Philosophy and Policies for Executive Officers

           The Company's primary business goal is to provide high quality service while maximizing stockholder value. The Company believes it can best achieve this goal by achieving leadership in the provision of relevant and high quality health services, expanding its operations primarily through acquisitions and internal growth without imperiling the achievement of other strategic objectives, and establishing a reputation as a desirable employer and responsible corporate citizen. The Company attempts to align management compensation with the Company's business goals to increase the likelihood of the Company's success on both a short-term and long-term basis.

           The Company's current executive compensation program supports the Company's strategy and objective of creating stockholder value by:

           (i) Emphasizing pay for performance by linking a significant portion of executive compensation to the performance of both the Company and the individual executive officer.

           (ii) Directly aligning the interest of executives with the long-term interest of stockholders by awarding stock options at current market prices to give value to the executives through long-term stock appreciation.

           (iii) Providing compensation opportunities appropriate for the Company's size and industry in order to attract and retain talented and committed executives on a long-term basis.

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

           The Company attempts to compare its executive pay targets with the annual pay of other publicly held companies, particularly institutional pharmacy companies, subject to available information. These other companies include companies from the Peer Group reflected in the Stock Performance Graph found elsewhere in this Form 10-K. However, since the Peer Group is small and contains some companies substantially smaller than the Company, the Compensation Committee retains the discretion to compare the Company's executive pay targets with those of companies outside of this group.

           The Compensation Committee believes that compensation should meet the following goals in connection with the consolidation efforts of the Company: to create incentives for current management and employees during the transition period after the PCA/Capstone Merger; retain management and employees to participate in managing and operating the combined entity; and, ultimately, fit with the internal compensation system of the combined entity.

    Base Salary

           All management salaries, including those of the executives, are evaluated on a regular basis. In making its decision on salary levels, the Company does not use a predetermined formula. In determining the salaries of the Company's executive team, the Company considered past earnings of those individuals as well as historical Company compensation and the executives' potential to contribute to the Company's future. In evaluating appropriate pay levels and salary increases for Company executives, the Compensation Committee, without assigning particular weight to any, considered the following factors: level of responsibility of the executive, individual job performance, internal salary structure, pay practices of other companies, size of the Company and achievement of the Company's strategic goals. In the past, salary ranges have been based primarily on individual job performances and past earnings.

    Cash Incentives

          Cash incentive awards are designed to focus management attention on key operational goals for the current fiscal year. The key operational goals are specific to each executive's area of responsibility. Specific weighting is assigned for identified financial, strategic and management practices goals. At least 50% of the available bonus percentage for each named executive officer is now tied to Company revenues and/or Earnings Before Interest Taxes Depreciation and Amortization (EBITDA). The remaining percentages are based on specific goals set for each executive, such as quality of care, revenue growth, accounts receivable management, control expenses and integration of acquisitions. The nature of the operational goals and the weighting assigned to each is subject to change each year. No cash incentives awards were earned or paid for 1998 to Named Executive Officers other than sign-on bonuses for Messrs. Redmond and Johnson. In 1997 and before, cash incentive awards were paid on an annual basis; beginning in 1999, the Company will pay incentive awards on a quarterly basis.

           Bonus targets for Company executives are set between 20% and 50% of their annual base salaries based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets. At the end of the year, performance in light of these goals is determined on an arithmetic scale with the pre-established weighting. Discretionary adjustments by the Compensation Committee are possible if the Committee believes the circumstances so warrant.

    Long-Term Incentives

           The Company's long-term incentive compensation program consists of incentive and nonqualified stock options which are related to improvement in long-term stockholder value. Stock option grants are designed to focus an executive's attention on managing the Company from the perspective of a long-term owner with an equity stake in the business. Stock options are granted under the Option Plans by the Disinterested Stock Option Plan Committee.

           The option grants to executive officers offer the right to purchase shares of Common Stock at their fair market value on the date of the grant. These options will have value only if the Company's stock price increases. The number of shares covered by each grant is selected based on the executive's level of responsibility and past and anticipated contributions to the Company.

    Chief Executive Officer Compensation

           Dr. Renschler is the Company's Chief Executive Officer. Generally, the Chief Executive Officer is eligible to participate in the same executive compensation plans available to the Company's other senior executive officers. The Compensation Committee's general approach in setting the Chief Executive Officer's annual compensation is derived from the same considerations described above, that is to be competitive with other publicly held health care corporations, but also to have a significant portion of annual incentive compensation based upon specific corporate-wide operating performance criteria.

           The Compensation Committee approved a $400,000 base salary for Dr. Renschler for the 1998 Fiscal Year and established his incentive bonus at a target range of 50% of his base salary, or approximately $200,000. However, no bonus was ultimately paid to Dr. Renschler. Dr. Renschler's compensation package was developed primarily based upon his historical compensation elsewhere and his experience in the industry. In 1998, new stock options to acquire 5,000 shares of Common Stock were granted to Dr.
    Renschler in connection with his position as a director.

    Tax Regulations

           Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for executive compensation in excess of $1 million. It is not anticipated that the Company will pay any of its executive officers compensation in excess of $1 million in the current fiscal year and, accordingly, to date, the Company has not adopted a policy in this regard.

    THE FOREGOING REPORT IS SUBMITTED BY ALL OF THE MEMBERS OF THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS, WHOSE MEMBERS ARE AS
    FOLLOWS: DAVID R. BANKS, CECIL S. HARRELL, AND FREDRICK C. POWELL.

    Compensation Committee Interlocks and Insider Participation

           The following current directors served on the Compensation Committee during the 1998 Fiscal Year: Banks, Harrell and Powell. No member of the Compensation Committee is an employee of the Company.

           Mr. Banks currently serves as Chief Executive Officer and Chairman of the Board of Beverly, the Company's largest customer. On a pro forma basis, Beverly and its residents accounted for approximately 18% of the Company's 1998 revenues. See "Certain Relationships and Related Transactions."

STOCK PERFORMANCE CHART

         The following chart compares the cumulative total returns of the company with those of the Standard & Poor's 500 Stock Index and two peer group indices. Cumulative return assumes $100 invested in the Company or respective index on February 28, 1993, with dividend reinvestment through December 31, 1998. For the 1998 Fiscal Year, the Company has selected a peer group known as Peer Group 1 as compiled by Research Data Group. This peer group is comprised of two companies, excluding the Company. The companies are NCS Healthcare Inc. and Omnicare Inc. Previously, the Company used a peer group index which was comprised of six companies, including Care Group, Inc., Genesis Health Ventures, Inc., Mednet Mpc Corp., Omnicare Inc., Synetic Inc., and Vitalink Pharmacy Services, Inc. The returns of this peer group, Peer Group 2, are also included in the following chart for comparison. The Company has changed from Peer Group 2 to Peer Group 1 because it believes the Company's recent increase in size and overall consolidation within the Industry have reduced the value of a Peer Group 2 comparison.

                                               Cumulative Total Return

                                   2/93   2/94   2/95   12/95   12/96   12/97    12/98

PHARMERICA, INC.                   100     93     100     214     325     296     171

PEER GROUP 1                       100    121     184     269     390     352     335

PEER GROUP 2                       100    147     408     588     566     623     623

S & P 500                          100    108     116     150     185     246     317


ITEM 12.     SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND
             PRINCIPAL HOLDERS

         The table below sets forth, as of February 25, 1999 the number and percentage of outstanding shares of the Company's Common Stock owned by all persons known to the Company to be holders of five percent (5%) or more of such securities, by all directors, by each of the executive officers of the Company and by all directors and executive officers of the Company as a group. Unless otherwise indicated, all holdings are of record and beneficial.




                                                         AMOUNT AND NATURE OF
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)            BENEFICIAL OWNERSHIP  PERCENTAGE OF CLASS(2)

Bergen Brunswig Corporation(3)(4)                              7,819,315             8.7%
   4000 Metropolitan Drive
   Orange, California 92868
Counsel Corporation(3)(4)                                      7,819,315             8.7%
  Exchange Tower, Suite 1300
  130 King Street West
  Toronto, Ontario M5X 1E3
Eagle Asset Management, Inc.(4)                                 5,739,109             6.4%
  880 Carillon Parkway
  St. Petersburg, Florida 33716
Mellon Bank Corporation(4)                                      5,826,716             6.5%
  One Mellon Bank Center
  Pittsburgh, Pennsylvania 15258
Wellington Management Company, LLP(4)                           4,563,283             5.1%
  75 State Street
  Boston, Massachusetts 02109
C. Arnold Renschler, M.D.(5)                                      812,913               *
David L. Redmond(6)                                               100,000               *
R. Scott Jones(7)                                                 120,154               *
Curtis B. Johnson(8)                                              100,000               *
David R. Banks(9)                                                 141,584               *
Cecil S. Harrell(10)                                            2,057,731             2.3%
Boyd W. Hendrickson(11)                                           139,046               *
Fredrick C. Powell(12)                                             27,500               *
Albert Reichmann(13)                                               42,500               *
Gail Wilensky, Ph.D.(14)                                           35,000               *
E. Martin Gibson(15)                                               27,500               *
Robert Della Valle, Pharm.D.(16)                                  458,108               *
James D. Shelton(17)                                              340,000               *
All directors and Named Executive Officers as a group           4,402,036             4.8%
  (13 persons)(18)

--------------
*        Indicates less than 1.0%.
(1) Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.
(2) The percentages shown are based on 89,667,106 shares of Common Stock outstanding on February 25, 1999, plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), which includes shares subject to stock options and warrants held by such holder that are exercisable within sixty (60) days of such date.
(3) Counsel has direct beneficial ownership of 7,819,315 shares. These shares are also shown as beneficially owned by Bergen because Counsel has transferred to Bergen, for a limited period of time and under limited circumstances, certain rights with respect to these shares including the right to vote all of the shares on issues relating to any "business combination" involving PharMerica. The term "business combination" refers to, among other things, a merger, consolidation, share exchange, sale, transfer, or other similar transaction. The voting rights granted to Bergen in respect of the shares will terminate on December 31, 2001. In addition, Counsel has covenanted that it will not sell, distribute to its shareholders or otherwise dispose of any of the shares prior to December 31, 1999 (or December 25, 1999 in the case of a distribution to Counsel's shareholders) without the prior written consent of Bergen. Bergen has also been granted a right of first refusal to purchase all the shares in certain events. In addition to and to effectuate the foregoing rights, Counsel granted to Bergen an irrevocable proxy, a back-up option agreement and certain rights pursuant to a voting trust agreement.
(4)      Based solely upon information set forth in a Schedule 13G or
         Schedule 13D filed by such person pursuant to the Exchange Act.
(5)      Includes 52,193, 238,596, 74,561, 59,649, 353,333 and 5,000 shares issuable upon exercise of options at $8.21, $8.47, $8.47, $8.55, $9.56 and $5.31 per share, respectively.
(6) Includes 100,000 shares issuable upon exercise of options at $5.50 per share.
(7) Includes 44,737, 66,667 and 8,750 shares issuable upon exercise of options at $8.38, $9.56 and $4.06 per share, respectively.
(8) Includes 25,000, 70,000 and 5,000 shares issuable upon exercise of options at $4.31, $10.19 and $4.06 per share, respectively.
(9) Includes 72,500 and 5,000 shares issuable upon exercise of options at $9.56 and $5.31 per share, respectively, and includes 3,991 shares held by his children.
(10) Includes 20,000 and 5,000 shares issuable upon exercise of options at $9.56 and $5.31 per share, respectively, and includes 269 shares held by his spouse.
(11) Includes 47,500 and 5,000 shares issuable upon exercise of options at $9.56 and $5.31 per share, respectively, and includes 636 shares held by his children.
(12) Includes 22,500 and 5,000 shares issuable upon exercise of options at $9.56 and $5.31 per share, respectively.
(13) Includes 15,000, 2,500, 20,000 and 5,000 shares issuable upon exercise of options at $4.44, $11.25, $9.56 and $5.31 per share, respectively.
(14)     Includes 5,000, 2,500, 20,000, 2,500 and 5,000 shares issuable upon exercise of options at $4.44, $11.25, $9.56, $12.06 and $5.31 per share, respectively.
(15) Includes 22,500 and 5,000 shares issuable upon exercise of options at $12.04 and $5.31 per share, respectively.

(16) Includes 50,000, 100,000 and 300,000 shares issuable upon the exercise of options at $10.13, $10.50 and $9.56 per share, respectively.
(17) Includes 40,000 and 300,000 shares issuable upon exercise of options at $11.50 and $9.56 per share, respectively.
(18)     Includes 2,180,986 shares issuable upon exercise of options.


CHANGE IN CONTROL


         On January 11, 1999, Bergen and PharMerica entered into the Bergen Merger Agreement. Under the terms of the Bergen Merger Agreement, upon consummation of the Bergen Merger, shareholders of PharMerica will receive
0.275 of a share of Bergen Class A Common Stock in exchange for each share of PharMerica common stock they hold. The Bergen Merger is intended to be tax-free and will be treated as a purchase by Bergen for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approvals by the shareholders of Bergen and PharMerica.

         The Bergen Merger Agreement also provides that in the event the Bergen Merger Agreement is terminated pursuant to certain of the circumstances specified under Article VII thereof, PharMerica may be obligated to pay to Bergen a termination fee of $38 million. In addition to such payment, in certain circumstances set forth in such Article, PharMerica may become obligated to reimburse Bergen up to $6 million for costs and expenses incurred in connection with the transaction. In such event, certain amendments to the existing supply agreement between Bergen and PharMerica also would be made.

         In connection with the Bergen Merger, the Board of Directors of PharMerica approved and PharMerica entered into a First Amendment to Stockholder Protection Rights Agreement (the "Rights Agreement Amendment"). The Rights Agreement Amendment excludes the Bergen Merger from certain restrictive provisions of PharMerica's Stockholder Protection Rights Agreement.

         The Bergen Merger Agreement and Rights Agreement Amendment are filed as Exhibits 2.1 and 4.6 hereto, respectively, and are incorporated herein by reference. The foregoing description of the Bergen Merger Agreement and Rights Agreement Amendment is qualified in its entirety by reference to such Exhibits.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Set forth below is a summary of various transactions involving PharMerica and certain of its directors, officers, stockholders or other affiliates.

         Directors Banks and Hendrickson are directors and officers of Beverly, the Company's largest customer. Beverly and its residents accounted for approximately 18% of the Company's 1998 revenues, and were in excess of 10% of the Company's revenues for each of 1996 and 1997. In connection with the PCA/Capstone Merger, Beverly and the Company entered into various agreements including: (i) a Non-competition Agreement from Beverly; (ii) a Preferred Provider Agreement; and (iii) an Interim Services Agreement pursuant to which each party agreed to provide services to the other on a temporary basis to facilitate the PCA/Capstone Merger. These agreements were negotiated on an arms length basis and the Company believes it both pays and receives fair market value for services provided pursuant to these agreements. Directors Banks and Hendrickson received options to purchase 50,000 and 25,000 shares of PharMerica Common Stock at the fair market value on the date of grant in recognition of their contributions to the successful completion of the PCA/Capstone Merger. In addition, each of Mr. Banks and Mr. Hendrickson have received options to purchase an additional 27,500 shares at fair market value.

         During 1998, the Company paid approximately $5.9 million to Counsel Corporation, which owns approximately 9% of the Company's outstanding common stock, for investment banking services in connection with the Company's acquisition of NIPSI and the settlement of related litigation with Integrated Health Services, Inc. These payments have been included in the total cost of the NIPSI acquisition.

         The Company believes that any past transactions with its affiliates have been at prices and on terms no less favorable to the Company than transactions with independent third parties. The Company may enter into transactions with its affiliates in the future. However, the Company intends to enter into such transactions only at prices and on terms no less favorable to the Company than transactions with independent third parties and with approval of the disinterested members of the board of directors or a committee thereof. In addition, the Credit Facility Indenture contains certain restrictions on transactions with affiliates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)&(2) and (d) Financial Statements and Financial Statement Schedules. See Index to Financial Statements included herein.

(a)(3) and (c) Exhibits. See Index of Exhibits annexed hereto.

(b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K dated within the fourth quarter of the twelve month period ended December 31, 1998:

         1. Form 8-K, filed and dated October 15, 1998, filed with respect to financial statements for the acquisition of the assets of National Institutional Pharmacy Services, Inc. ("NIPSI").

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PHARMERICA, INC.

                           By:   /s/ DAVID L. REDMOND
                              -------------------------------------------------
                           David L. Redmond
                           Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                                         Title                                       Date
---------------------------------     --------------------------------------------           -----------------


/s/ C. Arnold Renschler, M.D.         Chairman, President, Chief Executive Officer           February 26, 1999
-----------------------------         and Director (Principal Executive
C. Arnold Renschler, M.D.             Officer)


/s/ David L. Redmond                  Chief Financial Officer and Executive                  February 26, 1999
-----------------------------         Vice President (Principal Financial and
David L. Redmond                      Accounting Officer)


/s/ David R. Banks                    Director                                               February 26, 1999
-----------------------------
David R. Banks

/s/ E. Martin Gibson                  Director                                               February 26, 1999
-----------------------------
E. Martin Gibson

/s/ Cecil S. Harrell                  Director                                               February 26, 1999
-----------------------------
Cecil S. Harrell

/s/ Boyd W. Hendrickson               Director                                               February 26, 1999
-----------------------------
Boyd W. Hendrickson

/s/ Fredrick C. Powell                Director                                               February 26, 1999
-----------------------------
Fredrick C. Powell

                                      Director                                               February   , 1999
-----------------------------
Albert Reichmann

/s/ Gail Wilensky                     Director                                               February 26, 1999
-----------------------------
Gail Wilensky

                         INDEX TO FINANCIAL STATEMENTS


PHARMERICA, INC.
Report of Independent Public Accountants                                     F-2
Report of Ernst & Young LLP, Independent Auditors                            F-3
Audited Financial Statements and Schedule:
  Consolidated Balance Sheets as of December 31, 1997 and 1998               F-4
  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1997 and 1998                                         F-5
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1996, 1997 and 1998                                         F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998                                         F-7
  Notes to Consolidated Financial Statements                                 F-8
  Schedule II - Valuation and Qualifying Accounts                           F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PharMerica, Inc. and subsidiaries:

         We have audited the accompanying consolidated balance sheets of PharMerica, Inc. and subsidiaries (a Delaware corporation and formerly Pharmacy Corporation of America and subsidiaries) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharMerica, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements and schedule taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Baltimore, Maryland                                /s/ ARTHUR ANDERSEN LLP
February 26, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PharMerica, Inc.

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of PharMerica, Inc. for the year ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PharMerica, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements and schedule taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/  ERNST & YOUNG
Little Rock, Arkansas
April 18, 1997

PHARMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1998
(IN THOUSANDS)



                      ASSETS                                                1997           1998
                                                                        -----------    -----------

Current Assets:
     Cash and cash equivalents                                          $    34,215    $    32,312
     Accounts receivable, net of allowance for doubtful
       accounts of $22,096 and $38,201                                      202,645        250,711
     Inventories                                                             51,766         55,686
     Prepaid expenses and other current assets                                8,887          9,507
     Deferred tax asset                                                      35,360         37,017
                                                                        -----------    -----------

           Total Current Assets                                             332,873        385,233

Property and equipment, net                                                  49,207         64,187
Goodwill, net of accumulated amortization of
     $26,653 and $43,753                                                    723,954        699,313
Other assets, net                                                             8,214         15,592
                                                                        -----------    -----------

           Total Assets                                                 $ 1,114,248    $ 1,164,325
                                                                        ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                              $   109,483    $    91,909
     Current portion of long-term debt                                        7,533          6,151
     Current portion of accrued restructuring charges                        14,269          4,031
                                                                        -----------    -----------
           Total Current Liabilities                                        131,285        102,091

Deferred tax liability                                                       21,216         26,567
Long-term debt, net of current portion                                      427,889        591,552
Accrued restructuring charges, net of current portion                         4,980         11,280
                                                                        -----------    -----------

           Total Liabilities                                                585,370        731,490
                                                                        -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.01 par value; 300,000,000 shares
         authorized; 89,387,106 shares issued and outstanding
         as of December 31, 1998; 87,930,184 shares
         issued and 87,591,722 shares outstanding
         as of December 31, 1997                                                876            894
     Preferred stock, $0.01 par value; 500,000 shares
         authorized and none outstanding                                         --             --
     Additional paid-in capital                                             413,567        417,114
     Retained earnings                                                      114,435         14,827
                                                                        -----------    -----------
           Total Stockholders' Equity                                       528,878        432,835
                                                                        -----------    -----------
                Total Liabilities and Stockholders' Equity              $ 1,114,248    $ 1,164,325
                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

PHARMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                         YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                    1996          1997          1998
                                                                                 ---------     ---------     -----------

Net revenues                                                                     $ 516,400     $ 652,179     $ 1,145,928
Cost of revenues                                                                   280,468       355,577         656,589
                                                                                 ---------     ---------     -----------
           Gross profit                                                            235,932       296,602         489,339
Operating expenses:
     Selling, general and administrative expenses                                  171,085       205,278         344,734
     Bad debt expense                                                               13,500        10,809          52,937
     Depreciation and amortization                                                  16,392        21,408          36,398
     Loss on disposition of business                                                    --            --           4,500
     Asset impairment and restructuring charges                                         --        10,935         108,215
                                                                                 ---------     ---------     -----------
           Operating income (loss)                                                  34,955        48,172         (57,445)
     Interest expense, net                                                              --         2,483          39,133
                                                                                 ---------     ---------     -----------
           Income (loss) before provision
             for income taxes                                                       34,955        45,689         (96,578)

     Provision for income taxes                                                     14,668        18,992           3,030
                                                                                 ---------     ---------     -----------

           Net income (loss)                                                     $  20,287     $  26,697     $   (99,608)
                                                                                 =========     =========     ===========

Earnings (loss) per common and common
     equivalent share:
     Basic                                                                       $    0.41     $    0.50     $     (1.12)
                                                                                 =========     =========     ===========

     Diluted                                                                     $    0.41     $    0.50     $     (1.12)
                                                                                 =========     =========     ===========

Weighted average number of common and
     common equivalent shares outstanding:

     Basic                                                                          50,000        52,896          89,221
                                                                                 =========     =========     ===========

     Diluted                                                                        50,000        53,060          89,221
                                                                                 =========     =========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

PHARMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(IN THOUSANDS)



                                                                  COMMON STOCK         ADDITIONAL                        TOTAL
                                                              -------------------       PAID-IN         RETAINED      STOCKHOLDERS'
                                                              SHARES       AMOUNT       CAPITAL         EARNINGS         EQUITY
                                                              -------      ------      ----------       ---------     ------------

Balance at December 31, 1995                                        1       $   1       $   3,866       $  67,451       $  71,318

Net income for the year ended December 31, 1996                    --          --              --          20,287          20,287
                                                              -------       -----       ---------       ---------       ---------

Balance at December 31, 1996                                        1           1           3,866          87,738          91,605

Recapitalization in connection with the acquisition
 of Capstone Pharmacy Services, Inc.                           49,999         499            (499)             --              --

Capital contribution from Beverly Enterprises, Inc.                --          --          15,076              --          15,076

Issuance of common stock:
  Stock issued in connection with the acquisition
     of Capstone Pharmacy Services, Inc.                       34,980         350         377,150              --         377,500

  Stock issued in connection with the acquisition
     of Resident Care Pharmacy, Inc.                              811           8           9,092              --           9,100

  Stock issued in connection with exercise of
     warrants                                                   1,800          18           8,882              --           8,900

Net income for the year ended December 31, 1997                    --          --              --          26,697          26,697
                                                              -------       -----       ---------       ---------       ---------

Balance at December 31, 1997                                   87,591         876         413,567         114,435         528,878

Shares released from escrow                                       332           3              (3)             --              --

Common stock issued in connection with
  exercise of stock options and warrants                        2,002          20          10,062              --          10,082

Common stock received in connection with
  disposition and retired                                        (538)         (5)         (6,512)             --          (6,517)

Net loss for the year ended December 31, 1998                      --          --              --         (99,608)        (99,608)
                                                              -------       -----       ---------       ---------       ---------

Balance at December 31, 1998                                   89,387       $ 894       $ 417,114       $  14,827       $ 432,835
                                                              =======       =====       =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

PHARMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(IN THOUSANDS)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                      1996            1997            1998
                                                                                    --------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $ 20,287          26,697       $ (99,608)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Depreciation and amortization                                                 16,392          21,408          36,398
        Asset impairment and restructuring charges                                        --          10,935         108,215
        (Gain) loss on dispositions of assets                                           (250)             --           4,500
        Deferred income taxes                                                          4,159          (4,879)          3,694
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable                                                           (7,974)        (30,471)        (48,856)
        Inventories                                                                    3,510         (10,581)         (2,368)
        Prepaid expenses and other current assets                                        (44)          5,419            (196)
        Accounts payable and accrued expenses                                         (7,498)         14,202         (27,661)
        Accrued restructuring charges                                                     --            (273)        (13,234)
        Other assets                                                                     329          (4,299)            113
                                                                                    --------       ---------       ---------
           Total adjustments                                                           8,624           1,461          60,605
                                                                                    --------       ---------       ---------
Net cash flows from operating activities                                              28,911          28,158         (39,003)
                                                                                    --------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired                                  (8,683)        (19,178)        (88,124)
     Purchase of property and equipment                                               (9,616)        (15,600)        (23,982)
                                                                                    --------       ---------       ---------
Net cash flows from investing activities                                             (18,299)        (34,778)       (112,106)
                                                                                    --------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of subordinated debt                                      --              --         316,875
     Net proceeds from commercial bank borrowings
        and other notes payable                                                           --         424,524         204,627
     Repayments of commercial bank borrowings
        and other notes payable                                                       (1,288)       (125,164)       (382,378)
     Proceeds from exercise of stock options and warrants                                 --           8,900          10,082
     Advances to former parent, net                                                   (5,064)       (275,000)             --
                                                                                    --------       ---------       ---------
Net cash flows from financing activities                                              (6,352)         33,260         149,206
                                                                                    --------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                                   4,260          26,640          (1,903)

 Cash and cash equivalents, beginning of year                                          3,315           7,575          34,215
                                                                                    --------       ---------       ---------

 Cash and cash equivalents, end of year                                             $  7,575       $  34,215       $  32,312
                                                                                    ========       =========       =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                                    $     11       $   2,716       $  31,274
                                                                                    ========       =========       =========
        Taxes                                                                       $      0       $   6,792       $  12,107
                                                                                    ========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

PHARMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS - PharMerica, Inc. ("PharMerica" or the "Company"), a Delaware corporation, was formed as a result of the merger between Capstone Pharmacy Services, Inc. ("Capstone") and Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of Beverly Enterprises, Inc. ("Beverly"), on December 3, 1997 (the "PCA/Capstone Merger").

         PharMerica is a leading provider of pharmacy products and services serving approximately 500,000 patients in long-term care and alternate site settings. The Company provides services to patients in skilled nursing facilities, assisted living facilities, residential and independent living communities, specialty hospitals and the home setting. The Company currently operates 159 pharmacies in 39 states serving approximately 380,000 long-term care residents and more than 106,000 workers' compensation patients through mail service and its on-line pharmacy programs.

         BASIS OF PRESENTATION - In connection with the PCA/Capstone Merger, the transaction was treated as an acquisition of Capstone by PCA for accounting purposes since, at the date of the PCA/Capstone Merger, Beverly's shareholders owned a majority of the surviving company. Accordingly, the historical financial statements for the year ended December 31, 1996 are comprised of PCA only.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of PharMerica, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements. Also affected are the reported amounts of revenues, expenses, gains and losses during the reporting periods. Actual results could differ from these estimates.

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

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over their estimated useful lives or, with respect to leasehold improvements, over the term of the lease if shorter as follows:


            Furniture, fixtures and equipment ................. 3-15 years
            Software and computer equipment ................... 3-5 years
            Leasehold improvements ............................ 5-10 years

         Equipment and leasehold improvements obtained in acquisitions of subsidiaries are depreciated or amortized based on their remaining useful lives at the acquisition date.

         GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS - Costs in excess of fair values of businesses acquired are recorded as goodwill and amortized using the straight-line method over 40 years. Amortization of goodwill amounted to approximately $7,279,000, $8,795,000 and $20,405,000 for the years ended December 31, 1996, 1997 and 1998, respectively. On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced to its fair value based on discounted projected cash flows.

         In 1997, the Company recorded an impairment loss of approximately $5.2 million related to the planned closure of certain pharmacies as a result of the PCA/Capstone Merger. These pharmacies were closed during 1998. The impairment loss included the write-off of various fixed assets, such as leasehold improvements and furniture and fixtures, which are specific to the pharmacies that were closed. Additionally, the Company wrote down certain capitalized software costs to their estimated fair value.

         During the third quarter of 1998, the Company recorded an impairment loss of approximately $99.0 million. The loss related primarily to five pharmacies, each of which had negative operating cash flows during 1998. The Company closed one of the pharmacies during the third quarter of 1998 and identified three of the other pharmacies as "assets to be disposed of" and recorded write-downs to reflect the estimated net realizable value for these pharmacies. Two of these pharmacies were sold during February 1999. Total proceeds from these sales were approximately $3,800,000 which approximated their net book value. The fifth pharmacy has had deteriorating operating results which required the Company to record the charge. The four pharmacies held as "assets to be disposed of" recorded total revenues and pre-tax income before interest and amortization expense of approximately $36,673,000 and $69,000, respectively, for the year ended December 31, 1998.

         401(K) BENEFIT PLAN - The Company sponsors a supplemental retirement program established under Section 401(k) of the Internal Revenue Code, as amended. Contributions by the Company may be made to the plan subject to the discretion of the Board of Directors. No Company contributions were made for the years ended December 31, 1996, 1997 and 1998.

         REVENUE RECOGNITION - Revenues are recorded as products are shipped and services rendered. A portion of the Company's sales is covered by various state and federal reimbursement programs which are subject to review and audit. Reimbursement programs are also subject to change from time to time. Revenues are reported at the estimated net amounts to be received from individuals, third party payors, nursing facilities and others. Approximately 37%, 37% and 43% of the Company's revenues for the years ended December 31, 1996, 1997 and 1998, respectively, were derived from funds under federal and state medical assistance programs.

         CONCENTRATION OF CREDIT RISK - A significant portion of the Company's revenue and related receivables are reimbursed from two primary payors, Medicaid and Medicare. Collectively, Medicaid and Medicare accounted for 34% and 29%, respectively, of accounts receivable reported on the consolidated balance sheets at December 31, 1997 and 1998.

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

         STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for stock option grants. See Note 7 for the pro forma effects on the Company's reported net income assuming the election had been to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

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

         A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding follows (in thousands):



                                                    As of December 31,
                                             ------------------------------
                                              1996        1997        1998
                                             ------      ------      ------
         Basic                               50,000      52,896      89,221

         Effect of Dilutive Securities:
             Options                             --         139          --
             Warrants                            --          25          --
                                             ------      ------      ------

         Diluted                             50,000      53,060      89,221
                                             ======      ======      ======

         Options totaling 5,808,936 and warrants totaling 275,000 were outstanding at December 31, 1998, but were not included in the 1998 diluted shares calculation because their effect would have been antidilutive for that year.

         SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During July 1998, the Company acquired treasury stock at market value of approximately $6,517,000 in connection with the sale of a business. The Company also acquired approximately $2,608,000 in assets under capital leases during the year. During December 1997, the Company issued common stock with a fair value of $9,100,000 in connection with an acquisition.


NOTE 2 - ACQUISITIONS AND DIVESTITURES

         1998 ACQUISITIONS AND DIVESTITURES - During January 1998, the Company acquired the stock of Express Pharmacy Services, Inc., and Tmesys, Inc., which are based in Tampa, Florida and provide workers' compensation related mail order and on-line pharmacy services. The purchase price was approximately $19,676,000, and goodwill at the date of acquisition was approximately $18,622,000.

         During February 1998, the Company acquired the assets of Kentucky Health Services, Inc. d/b/a Med Source, a Kentucky based provider of institutional pharmacy services. The purchase price was approximately $25,000,000, and goodwill at the date of acquisition was approximately $23,335,000. The agreement also provides for a contingent payment based on the future adjusted earnings of the business.

         During July 1998, the Company sold its Department of Corrections business to Stadtlanders Drug Distribution Co., Inc., formerly an affiliate of Counsel Corporation ("Counsel"), the Company's largest shareholder. In exchange for substantially all net assets of the business, the Company received 537,500 shares of PharMerica common stock previously owned by Counsel. The Company recorded a pre-tax loss on the sale of this business of approximately $4,500,000.

         During August 1998, the Company acquired certain assets of National Institutional Pharmacy Services, Inc. ("NIPSI"), a New Mexico based provider of institutional pharmacy services, from Integrated Health Services, Inc. The purchase price was approximately $20,900,000, plus related transaction costs of approximately $7,400,000. Goodwill recorded at the date of acquisition was approximately $26,400,000.

         During 1998, the Company also acquired the assets or stock of ten additional companies. The aggregate purchase price totaled approximately $24,000,000 and the related goodwill totaled approximately $21,600,000. Certain acquisitions include provisions for earnouts based on adjusted future earnings for the respective business.

         1997 ACQUISITIONS - During January 1997, the Company acquired Interstate Pharmacy Corp., which provides institutional pharmacy services from twelve pharmacies throughout the state of Hawaii. The purchase price was approximately $20,138,000, and goodwill recorded at the date of acquisition was approximately $12,000,000.

         On December 3, 1997, Capstone issued 50,000,000 shares of its common stock and paid approximately $291,000,000 to acquire all of the outstanding stock of Beverly Enterprises, Inc. Immediately prior to this transaction, Beverly had completed a distribution of its long-term care business to New Beverly Holdings, Inc. leaving only its institutional pharmacy business, PCA, to be acquired by Capstone. Because Beverly's shareholders own a majority of the surviving corporation, the transaction has been treated as an acquisition of Capstone by PCA for accounting purposes.

         In accordance with Emerging Issues Task Force Bulletin "EITF" 95-19, the purchase price for the Beverly acquisition was determined using the fair value of Capstone's common stock over a reasonable period of time before and after the transaction was agreed to and announced. In a reverse merger transaction, the shares of Capstone at the date of close represent the consideration for the merger, plus the fair value of Capstone's outstanding options and warrants, calculated using the Black-Scholes option pricing model. After the merger was consummated, the historical financial statements of the Company became those of PCA.

         Also, during December 1997, the Company purchased Resident Care Pharmacy, Inc. ("Resident Care"), a North Carolina-based institutional pharmacy. The total consideration was approximately $12,967,000, including $9,100,000 representing the issuance of 811,341 shares of the Company's common stock, a non-compete note payable of $1,444,000, assumed debt of $1,592,000 and a cash payment of $831,000. Goodwill at the date of acquisition was approximately $13,610,000.

         Additionally, during 1997, the Company acquired four institutional pharmacies for an aggregate purchase price of approximately $24,752,000. Aggregate goodwill associated with these acquisitions totalled approximately $21,901,000.

         1996 ACQUISITIONS - During 1996, the Company acquired three institutional pharmacies for cash totaling approximately $10,835,000 and disposed of one institutional pharmacy for cash proceeds of approximately $2,152,000.

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

         UNAUDITED PRO FORMA FINANCIAL INFORMATION - Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1997 and 1998 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions and divestitures discussed above had been made as of January 1, 1997 (in thousands except per share amounts):



                                                                          (UNAUDITED)
                                                                           PRO FORMA
                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                     1997              1998
                                                                 -----------       -----------

         Revenues                                                $ 1,071,276       $ 1,168,874

         Income (loss) before provision for income taxes              54,066           (85,858)

         Provision for income taxes                                  (23,032)           (5,530)
                                                                 -----------       -----------

             Net income (loss)                                   $    31,034       $   (91,388)
                                                                 ===========       ===========

             Diluted income (loss) per share                     $      0.36       $     (1.02)
                                                                 ===========       ===========

     The unaudited pro forma results include the historical accounts of the Company and the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (3) incremental interest charges on intercompany balances with Beverly Enterprises, Inc. at an effective rate of 6.5%, (4) the per share effect of stock issued as part of the acquisitions, and (5) the related income tax effects. The pro forma results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1998, consists of the following (in thousands):

                                                            1997            1998
                                                         ---------       ---------

         Furniture, fixtures and equipment               $  41,409       $  51,105
         Software and computer equipment                    28,065          41,723
         Leasehold improvements                             13,022          15,914
         Construction in progress                            1,376           4,426
                                                         ---------       ---------
                                                            83,872         113,168
         Accumulated depreciation and amortization         (34,665)        (48,981)
                                                         ---------       ---------
         Property and equipment, net                     $  49,207       $  64,187
                                                         =========       =========

         Depreciation of property and equipment amounted to approximately $6,737,000, $9,452,000, and $12,462,000 for the years ended December
         31, 1996, 1997 and 1998, respectively. Total equipment under capital leases was approximately $6,441,000 and $7,864,000, with accumulated depreciation of $3,069,000 and $4,432,000 at December 31, 1997, and 1998, respectively.


NOTE 4 - LONG-TERM DEBT

         The Company maintains a $325 million Bank Credit Facility with several commercial banks (the "Credit Facility"). The Credit Facility stipulates certain covenants relating to various financial ratios, including a leverage ratio and a minimum net worth requirement, among other restrictive covenants. The Company was in compliance with all such covenants as of December 31, 1998. The Credit Facility allows PharMerica to draw on the Credit Facility at any time, subject to compliance with certain covenants, and matures on December 3, 2002.

         Under the Credit Facility, the Company has the option to borrow under an alternate base rate or a Eurodollar loan rate. Interest rates on the alternate base rate loans are at the greatest of (a) the prime rate, (b) the base certificate of deposit rate plus 1% or (c) the federal funds effective rate on the date of the loan, plus 1/2 of 1%. Interest on the alternate base rate loans is due quarterly in arrears. Interest rates on the Eurodollar loans are calculated using the adjusted LIBOR rate for the interest period in effect, plus the applicable rate. The adjusted LIBOR rate is the LIBOR rate for such interest period multiplied by the statutory reserve rate. The applicable rate and the statutory reserve rate are defined in the Credit Facility. Interest on the Eurodollar loans is due on the last day of the interest period applicable to the borrowing. As of December 31, 1998, the Company had $259.7 million outstanding under a Eurodollar loan at an effective interest rate, including the amortization of deferred financing costs, of approximately 6.25%. Upon the occurrence of a change in control, all borrowings become due and payable. (See Note 15)

         In March 1998, the Company sold $325 million of Senior Subordinated Notes (the "Notes") in a private placement offering. The Notes bear interest at 8 3/8% and mature in 2008. Net proceeds of the Notes were used to repay a portion of the outstanding borrowings under the Credit Facility. In accordance with the terms of the Notes, in July 1998 the Company exchanged the private placement notes for publicly registered notes with substantially the same terms. The Notes contain certain limitations or prohibitions on the Company, including the incurrence of certain indebtedness, the creation of security interests, certain acquisitions and dispositions and certain investments and a restriction on payment of dividends. As of December 31, 1998, the Company was in compliance with such covenants. Upon the occurrence of a change in control, the Company is required to offer to purchase the Notes at a cash price equal to 101% of the outstanding principal, plus accrued interest. (See Note 15)

         Long-term debt at December 31, 1997 and 1998 consisted of the following (in thousands):


                                                                                           1997         1998
                                                                                         ---------    ---------

         Borrowings under a $325 million credit agreement ($550 million at December 31, 1997) with a group of several commercial
             banks, interest at varying rates based on the type of
             borrowing, secured by the stock of the Company's
             subsidiaries, due December 2002                                             $ 424,524    $ 259,650
         $325 million Senior Subordinated Notes, interest at 8 3/8%,
             due April 2008                                                                     --      325,000
         Unsecured notes payable to former stockholders of a Capstone
             acquiree, interest at 6%, currently payable                                     1,000           --
         Unsecured note payable to former owners of a Capstone acquiree, non-interest bearing, payable in monthly installment of $20
             beginning in March 1998, remaining balance due January 1999                     1,100          900
         Unsecured note payable to former stockholders of Hollins
             Manor, non-interest bearing with $1,000 installments due
             and payable on June 3, 1998 and December 7, 1998                                2,000           --
         Unsecured notes payable to former stockholders of
             Kentucky Health Services, Inc., non-interest bearing with
             $3,000 installment and due February 1999                                           --        3,000
         Assumed note payable from Resident Care acquisition,
             due currently                                                                   1,592          490
         Unsecured note payable to former owner of NIPSI,
             interest at 10%, due August 2003                                                   --        4,500
         Non-compete payable to former shareholders of acquired
             companies, non-interest bearing                                                 1,644           --
         Capital lease obligations (Note 12)                                                 3,224        3,829
         Other                                                                                 338          334
                                                                                         ---------    ---------
                                                                                           435,422      597,703
         Less:  Current portion                                                              7,533        6,151
                                                                                         ---------    ---------
         Long-term portion                                                               $ 427,889    $ 591,552
                                                                                         =========    =========

         Future maturities of long-term debt, exclusive of capital lease obligations at December 31, 1998, follow (in thousands):


         1999                                                         $   4,456
         2000                                                               135
         2001                                                               132
         2002                                                           259,650
         2003                                                             4,500
         Thereafter                                                     325,000
                                                                      ---------
                                                                      $ 593,873
                                                                      =========

         Interest expense for the years ended December 31, 1996, 1997 and 1998, was approximately $0, $2,483,000, and $39,133,000, respectively.
         These amounts include amortization of deferred financing costs of approximately $0, $113,000 and $831,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


NOTE 5 - RESTRUCTURING CHARGES

         During December 1997, in connection with the Merger, the Company adopted a plan to restructure its long-term care pharmacy operations. In connection with this plan, management intended to close six former PCA pharmacies, 14 former Capstone pharmacies, and relocate Capstone's corporate headquarters from Irving, Texas to Tampa, Florida. The restructuring activities in connection with the PCA/Capstone Merger were completed during 1998.

         The Company recorded restructuring costs of approximately $5.8 million in 1997 related to the closure of certain former PCA pharmacies, consisting of $3.6 million of severance covering approximately 180 pharmacy employees, $0.7 million of lease termination costs and $1.4 million of other exit costs.

         The Company also assumed liabilities, included in the Capstone purchase price allocation, of approximately $9.6 million related to the closure of the former Capstone pharmacies and the relocation of Capstone's former corporate headquarters, consisting of $5.0 million of severance covering approximately 260 employees, $3.1 million of lease termination costs and $1.5 million of relocation costs. The terminated positions were comprised primarily of pharmacy employees and several regional and corporate positions.

         In connection with the Capstone acquisition, the Company assumed approximately $3.9 million of liabilities from previous Capstone restructurings consisting primarily of remaining lease termination costs.

         As of December 31, 1998, approximately $6.0 million has been charged against these restructuring accruals consisting of approximately $2.9 million paid as severance to 125 terminated employees and approximately $3.1 million paid for relocation, terminated leases and other exit costs. In September 1998, management determined that $6.8 million of the remaining accrued restructuring charges, which were created in December 1997, exceeded the estimated amount required to complete the originally planned restructuring. Accordingly, the restructuring accrual was reduced by $3.8 million by a reduction of asset impairment and restructuring charges on the consolidated statements of operations, and a reduction of $3.0 million in goodwill on the consolidated balance sheet.

         In September 1998, the Company recorded approximately $13.0 million in additional restructuring charges, consisting of approximately $2.1 million of severance covering approximately 46 corporate positions and approximately $10.9 million relating to future rents to be paid through the year 2003 and related exit costs in connection with the relocation of the Company's corporate office and its mail service pharmacy facility in Tampa. The Company consolidated and relocated its corporate office and the mail service pharmacy operating unit to a new location in Tampa.

         During the three months ended December 31, 1998, approximately $1.3 million was charged against these restructuring accruals consisting of approximately $1.0 million paid as severance to 46 terminated employees and approximately $0.3 million paid for terminated leases and related exit costs.


NOTE 6 - INCOME TAXES

         Prior to the merger with Capstone and the spin-off of the Beverly long-term care business, the Company was included in the consolidated federal income tax returns of Beverly. The tax provisions for Beverly subsidiaries, including the Company, were determined on a separate company basis. The resultant income taxes payable to, or tax benefit receivable from, Beverly flowed through the "Due to Former Parent" account. The Company's provision for income taxes consists of the following for the years ended December 31, 1996, 1997 and 1998 (in thousands):


                                    For the Year Ended December 31,
                                   ---------------------------------
                                     1996         1997         1998
                                   --------     --------     -------
         Federal:
           Current                 $  8,649     $ 12,963     $    --
           Deferred                   3,423        2,668       1,530
         State:
           Current                    1,860        2,788       1,251
           Deferred                     736          573         249
                                   --------     --------     -------
                                   $ 14,668     $ 18,992     $ 3,030
                                   ========     ========     =======

         The actual income tax expense for the years ended December 31, 1996, 1997 and 1998, is different from the amounts computed by applying the statutory Federal income tax rates to income before taxes. The reconciliation of these differences follow:


                                                             For the Year Ended December 31,
                                                             -------------------------------
                                                              1996       1997       1998
                                                              ----       ----       ----
         Tax benefit at statutory rate                        35.0%      35.0%     (35.0%)
         State income taxes, net of federal
              income tax effect                                4.8        4.6       (4.6)
         Tax effect of permanent differences                   1.6        2.0       42.7
         Other items, net                                      0.6         --         --
                                                              ----       ----       ----
         Provision for income taxes                           42.0%      41.6%       3.1%
                                                              ====       ====       ====

         The tax effect of cumulative temporary differences at December 31, 1997 and 1998 follow (in thousands):

                                                        At December 31,
                                                        ---------------
                                                       1997         1998
                                                     --------     --------
         Current Deferred Taxes:
           Accounts receivable allowance             $ 11,568     $ 11,419
           Inventory                                      686          696
           Accrued restructuring charges                1,537          566
           Other accrued liabilities                   14,740       14,322
           Net operating loss carryforward              6,829       10,014
                                                     --------     --------
         Net current deferred tax asset              $ 35,360     $ 37,017
                                                     ========     ========
         Non-Current Deferred Taxes:
           Goodwill                                  $ 14,784     $ 19,652
           Accumulated depreciation and other           6,432        6,915
                                                     --------     --------
         Net non-current deferred tax liability      $ 21,216     $ 26,567
                                                     ========     ========


NOTE 7 - STOCKHOLDERS' EQUITY

         STOCK OPTION PLANS - The Company has eight stock option plans and an employee stock purchase plan covering up to 12,385,000 shares of the Company's common stock, pursuant to which officers, directors and employees of the Company are eligible to receive either incentive or non-qualified options. Stock options generally expire five or ten years from the date of the grant. The exercise price of an incentive stock option is equal to the fair market value of the Company's common shares on the date such option was granted. The exercise price of non-qualified stock options may be less than the fair market value on the date of grant.

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


                                            For the Year Ended December 31,
                                            -------------------------------
                                            1996         1997          1998
                                            ----         ----          ----

         Net income (loss):
           As reported                   $   20,287   $   26,697   $    (99,608)
           Pro forma                     $   20,019   $   25,083   $   (105,503)
         Earnings (loss) per share:
           As reported                   $     0.41   $     0.50   $      (1.12)
           Pro forma                     $     0.40   $     0.47   $      (1.18)

         A summary of option transactions during the years ended December 31, 1996, 1997 and 1998 is as follows:


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                             1996                     1997                        1998
                                                     ---------------------   -----------------------    ------------------------
                                                                  Weighted                  Weighted                    Weighted
                                                                  Average                   Average                     Average
                                                                  Exercise                  Exercise                    Exercise
                                                     Shares        Price      Shares          Price      Shares           Price
                                                     -------      --------   ---------      --------   ----------       --------

         Options outstanding, beginning
              of year                                 92,000      $   6.26     753,000      $   7.99    5,960,000       $   8.60
         Options granted                             661,000          8.23   5,207,000          8.68      824,000           6.04
         Options exercised                                --         --             --         --        (557,000)          5.74
         Options canceled                                 --         --             --         --        (418,000)          6.94
                                                     -------      --------   ---------      --------   ----------       --------
         Options outstanding, end of year            753,000      $   7.99   5,960,000      $   8.60    5,809,000       $   8.63
                                                     =======      ========   =========      ========   ==========       ========

         Shares available for future grant                --         --      3,952,500         --       3,128,500          --
                                                     =======      ========   =========      ========    =========       ========

         Options exercisable at end of year          753,000      $   7.99   3,818,000      $   8.06    4,249,000       $   8.77
                                                     =======      ========   =========      ========    =========       ========
         Weighted average fair value
              of options granted                                  $   4.56                  $   5.34                    $   4.54
                                                                  ========                  ========                    ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option pricing model:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                 1996          1997           1998
                                                 ----          ----           ----

         Risk-free interest rate                6.5%           6.5%       4.7% - 5.7%
         Expected life                        10 years       10 years      10 years
         Volatility                             34%            34%            63%

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                      Options Outstanding                 Options Exercisable
                               -------------------------------------    -----------------------
                                               Weighted
                              Outstanding      Average      Weighted    Exercisable    Weighted
                                   at         Remaining      Average       at           Average
         Range of              December 31,  Contractual    Exercise    December 31,   Exercise
         Exercise Prices          1998           Life         Price        1998          Price
         ---------------      ------------   -----------    --------    -----------    --------

         $2.41 - $5.00          671,000      5.3 years      $  4.20       446,000      $  4.26
         $5.01 - $7.50          549,000      9.1 years      $  5.97       318,000      $  6.30
         $7.51 - $10.00       3,586,000      6.7 years      $  9.33     2,610,000      $  9.25
         $10.01 - $12.04      1,003,000      2.9 years      $ 10.52       875,000      $ 10.52
                              ---------      ---------      -------     ---------      -------

                              5,809,000      6.1 years      $  8.63     4,249,000      $  8.77
                              =========      =========      =======     =========      =======

         As part of the PCA/Capstone Merger, warrants for 1,665,293 shares were assumed and were outstanding at December 31, 1997. During the year ended December 31, 1998, warrants for 1,382,571 shares were exercised at an average price of $4.97 per share and warrants for 7,722 shares expired. At December 31, 1998, warrants for 275,000 shares were outstanding at an average price of $10.77 per share. Warrants for 75,000 shares at an exercise price of $7.50 per share expired on January 1, 1999.


NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents reported in the consolidated balance sheets approximates its fair value. Estimated fair value for other current assets and current liabilities are stated at the carrying amount because of the short maturity of these instruments. The fair value of long-term obligations was estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements or based on quoted market prices for publicly traded debt.

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998 are as follows (in thousands):


                                                          1997                        1998
                                                          ----                        ----
                                                Carrying        Fair        Carrying        Fair
                                                 Amount         Value        Amount         Value
                                                --------      --------      --------      --------

         Cash & cash equivalents                $ 34,215      $ 34,215      $ 32,312      $ 32,312
         Other current assets (1)                263,298       263,298       315,904       315,904
         Current portion of long-term debt         7,533         7,533         6,151         6,151
         Other current liabilities               109,483       109,483        91,909        91,909
         Long-term debt (net of current
           portion)                              427,889       427,889       591,552       557,427


        (1) Excluding deferred tax asset

NOTE 9 - MAJOR CUSTOMER AND VENDOR RELATIONSHIPS

         The Company provides its pharmaceutical dispensing, infusion therapy products and services and its pharmacy and nursing consulting services to nursing facilities operated by Beverly, and to the residents of Beverly facilities. Revenues attributable to Beverly nursing facilities, inclusive of revenues from federal and state medical assistance programs and other third party payors, were approximately 31%, 29% and 18% of net sales for the years ended December 31, 1996, 1997 and 1998, respectively.

         The Company utilizes a primary supplier arrangement for its pharmaceutical purchases. Purchases of inventory under primary supplier relationships during the years ended December 31, 1996, 1997 and 1998, were approximately 92%, 94% and 82% of total inventory purchases, respectively.


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following as of December 31, 1997 and 1998 (in thousands):


                                                               1997               1998

         Trade accounts payable                              $  46,386          $ 37,048
         Accrued salaries, payroll taxes and benefits           12,109            16,314
         Other accrued expenses                                 50,988            38,547
                                                             ---------          --------
                  Total                                      $ 109,483          $ 91,909
                                                             =========          ========


NOTE 11 - RELATED PARTY TRANSACTIONS

         Prior to December 3, 1997, PCA was a wholly-owned subsidiary of Beverly. Subsequent to the PCA/Capstone Merger, all transactions between Beverly and the Company were made on an arms-length basis.

         The Company provides its pharmaceutical dispensing, infusion therapy products and services and its pharmacy and nursing consulting services to nursing facilities operated by Beverly, and to the residents of Beverly facilities. Revenues from sales directly to Beverly nursing facilities were approximately $82,083,000, $91,228,000 for the years ended December 31, 1996 and 1997, respectively.

         Prior to the merger with Capstone, Beverly provided certain administrative services to the Company. These services included, among others, cash management, finance, legal, tax, financial reporting, executive management, payroll and payables processing and employee benefit plans maintenance. The responsibility for certain of these services, including finance, tax and payables processing was transferred to the Company in mid-1996 as part of a consolidation and reorganization of the Company's accounting and related functions. Substantially all cash received by the Company was deposited daily and wired to Beverly's corporate cash account. In turn, all of the Company's operating expenses, capital expenditures and other cash needs were paid by Beverly, and charged back to the Company along with a management fee for handling such services. Fees for these services amounted to approximately $1,820,000, $3,186,000 for the years ended December 31, 1996, 1997, respectively. In addition, the Company was insured for general liability and workers' compensation risks through the self insurance programs of Beverly. Total insurance allocations to the Company were approximately $1,829,000 and $2,558,000 for the years ended December 31, 1996 and 1997, respectively. The Company believes that the charges for services provided by Beverly to the Company are a reasonable allocation of the costs incurred by Beverly on behalf of the Company in providing these services; however, such costs are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity.

         The average intercompany balance was approximately $315,500,000 and $327,172,000 for the years ended December 31, 1996 and 1997, respectively. There were no required repayment terms for this account nor did such amounts bear interest. As part of the merger with Capstone, Beverly accepted a payment of $275,000,000 in satisfaction of the Company's intercompany payable. The difference between the amount of this payment and the intercompany payable of $15,076,000 (net of certain obligations assumed by the Company), at the date of the merger has been recorded as a capital contribution by Beverly.

         During the year ended December 31, 1998, the Company paid approximately $5,900,000 to Counsel Corporation, a significant shareholder, for investment banking services in connection with the Company's acquisition of NIPSI and the settlement of related litigation with Integrated Health Services, Inc.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office and warehouse space, automobiles and equipment. Rental expense under these leases aggregated approximately $12,142,000, $13,642,000 and $21,486,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Future minimum lease payments are as follows (in thousands):


         Year Ending December 31,                          Capital Leases    Operating Leases
         ------------------------                          --------------    ----------------

         1999                                                  $ 1,857           $  9,354
         2000                                                    1,173              3,315
         2001                                                      719              2,223
         2002                                                      388              1,344
         2003                                                       59                430
                                                               -------           --------
         Total minimum lease payments                            4,196           $ 16,666
                                                                                 ========

         Less:  amount representing interest                       367
                                                               -------
         Present value of net minimum lease payments             3,829
         Less:  current portion                                  1,695
                                                               -------
         Long-term portion                                     $ 2,134
                                                               =======

         In November 1998, a putative securities class action was filed against PharMerica, C. Arnold Renschler, M.D. (the Company's Chief Executive Officer), Robert Della Valle (the Company's former Chief Operating Officer) and James D. Shelton (the Company's former Chief Financial Officer) in the United States District Court for the Middle District of Florida. The proposed class consists of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint seeks monetary damages but does not specify an amount. In general, the complaint alleges that the defendants made material omissions by withholding from the market information related to the costs associated with certain acquisitions. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. PharMerica believes the complaint is without merit and intends to defend the case vigorously. The potential outcome of the litigation cannot be predicted with certainty, however, management believes the litigation will not have a material impact on the financial position or results of operations of the Company given a preliminary investigation and its existing insurance coverages.

         The Company is subject to various other claims and litigation in the ordinary course of its business. In the opinion of management and outside counsel, the ultimate settlement of these claims and litigation will not have a material adverse effect on the consolidated financial position or future operating results of the Company.

NOTE 13 - QUARTERLY DATA (UNAUDITED)

         Selected quarterly data for the years ended December 31, 1997 and 1998 follow (in thousands):


                                                                           Quarter Ended in 1998
                                                           ------------------------------------------------------
                                                            March 31      June 30     September 30    December 31
                                                           ---------     ---------    ------------    -----------

         Revenues                                          $ 274,677     $ 287,672     $  289,767      $ 293,812
         Costs of revenues                                   152,802       160,862        172,219        170,706
                                                           ---------     ---------     ----------      ---------
                    Gross profit                             121,875       126,810        117,548        123,106
                                                           ---------     ---------     ----------      ---------
         Operating expenses:
              Selling, general and
                    administrative expenses                   85,528        89,452        130,293         92,399
              Depreciation and amortization                    8,524         8,892          9,327          9,654
              Loss on disposition                                 --            --          4,500             --
              Asset impairment and
                    restructuring charges                         --            --        108,215             --
                                                           ---------     ---------     ----------      ---------
                    Total operating expenses                  94,052        98,344        252,335        102,053
                                                           ---------     ---------     ----------      ---------
                    Operating income (loss)                   27,823        28,466       (134,787)        21,053
         Interest expense, net                                 7,795         9,588         10,656         11,094
                                                           ---------     ---------     ----------      ---------
                    Income (loss) before provision
                         for income taxes                     20,028        18,878       (145,443)         9,959
         Provision (benefit) for income taxes                  8,698         8,196        (18,000)         4,136
                                                           ---------     ---------     ----------      ---------
                    Net income (loss)                      $  11,330     $  10,682     $ (127,443)     $   5,823
                                                           =========     =========     ==========      =========


                                                                           Quarter Ended in 1998
                                                           ------------------------------------------------------
                                                            March 31      June 30     September 30    December 31
                                                           ---------     ---------    ------------    -----------


         Revenues                                          $ 147,592     $ 153,738     $  155,555      $ 195,294
         Costs of revenues                                    80,087        82,310         84,894        108,287
                                                           ---------     ---------     ----------      ---------
                    Gross profit                              67,505        71,428         70,661         87,007
                                                           ---------     ---------     ----------      ---------
         Operating expenses:
              Selling, general and
                    administrative expenses                   49,229        52,210         51,900         62,748
              Depreciation and amortization                    4,827         5,082          5,022          6,478
              Asset impairment and
                    restructuring charges                         --            --             --         10,935
                                                           ---------     ---------     ----------      ---------
                    Total operating expenses                  54,056        57,292         56,922         80,161
                                                           ---------     ---------     ----------      ---------
                    Operating income                          13,449        14,136         13,739          6,846
         Interest expense, net                                    46             3             70          2,364
                                                           ---------     ---------     ----------      ---------
                    Income before provision
                         for income taxes                     13,403        14,133         13,669          4,482
         Provision for income taxes                            5,576         5,845          5,675          1,897
                                                           ---------     ---------     ----------      ---------
                    Net income                             $   7,827     $   8,288     $    7,994      $   2,585
                                                           =========     =========     ==========      =========

NOTE 14 - OPERATING SEGMENTS

         In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company's five business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, long-term care and mail pharmacy services. These segments are managed separately because each of these business units requires different marketing strategies and delivery systems.

         The long-term care segment consists of two business units serving the eastern and western United States. This segment provides institutional pharmacy products and services to patients in the long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential and independent living communities.

         The mail pharmacy services segment provides mail order and on-line pharmacy services, including prescription and non-prescription pharmaceuticals, medical supplies, and medical equipment. The primary customer base for this segment includes injured workers who are receiving workers' compensation benefits, and homebound catastrophically injured patients.

         The accounting policies of the reportable segments are the same as those described in Note 1. Income taxes, restructuring expenses, and certain bad debt and goodwill amortization expense charges have not been allocated to the operating segments. The Company evaluates the performance of its segments based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

         Summarized financial information for 1998 concerning the Company's reportable operating segments is outlined below (in thousands):

                                                             Mail
                                            Long-Term      Pharmacy          All      Non-recurring
                                              Care         Services         Other         Charges          Total
                                            ---------      ---------     ----------    ------------      ---------

         Revenues                           $ 962,731      $ 137,734      $  45,463     $      --        $ 1,145,928
         EBITDA                               107,823         26,817        (42,972)     (112,715)           (21,047)
         Total assets                         646,371         57,029        460,925             0          1,164,325
         Capital expenditures                  12,550          1,548          9,883             0             23,981
         Depreciation and amortization         18,283          1,834         16,281             0             36,398

         The "All Other" column includes corporate related items, results of immaterial operations and, as it relates to EBITDA, income and expense not allocated to reportable segments. The "Non-recurring Charges" column includes asset impairment and restructuring charges of $108,215,000 and loss on disposition of $4,500,000.

         A reconciliation of EBITDA to net income is as follows:

         EBITDA                               (21,047)
         Interest expense, net                 39,133
         Depreciation and amortization         36,398
         Provision for income taxes             3,030
                                            ---------
                                              (99,608)
                                            =========



NOTE 15 - SUBSEQUENT EVENTS

         On January 11, 1999, Bergen Brunswig Corporation (traded on the
         New York Stock Exchange under the trading symbol BBC) and PharMerica entered into an Agreement and Plan of Merger
         (the "Bergen Merger Agreement)", pursuant to which
         PharMerica will be merged into, and will thereby become, a wholly-owned subsidiary of Bergen (the "Bergen
         Merger"). Under the terms of the Bergen Merger Agreement, upon consummation of the Bergen Merger, shareholders of PharMerica will receive 0.275 of a share of Bergen Class A Common Stock in exchange for each share of PharMerica common stock they hold. The Bergen Merger is intended to be tax-free and will be treated by Bergen as a purchase for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approvals by the shareholders of Bergen and PharMerica.

                       PHARMERICA, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (in thousands)


         Allowance for Doubtful Accounts:


                                                                              Amounts
                                                                               Due to
                                 Balance at                                 Acquisitions                 Balance
                                 Beginning     Charged to    Write-offs,        and                     at End of
         Description              of Year      Operations        Net        Dispositions     Other        Year
         -----------             ----------    ----------    ----------     ------------   --------     ---------

         December 31, 1996        $ 18,908      $ 13,500     $ (18,510)     $      (8)     $     --     $ 13,890
                                  ========      ========     =========      =========      ========     ========

         December 31, 1997        $ 13,890      $ 10,809     $ (13,897)     $  11,294      $     --     $ 22,096
                                  ========      ========     =========      =========      ========     ========

         December 31, 1998        $ 22,096      $ 52,937     $ (48,164)     $  11,332      $     --     $ 38,201
                                  ========      ========     =========      =========      ========     ========





         Accrued Restructuring Charges:



                                                                             Amounts      Adjustments
                                 Balance at       New         Amounts        Charged           to        Balance
                                 Beginning   Restructuring     Due to        Against        Accrued     at End of
         Description              of Year       Charges     Acquisitions     Accrual        Amounts       Year
         -----------             ---------   -------------  ------------    ---------     -----------   ---------

         December 31, 1997        $     --      $  5,780     $  13,469      $      --      $     --     $ 19,249
                                  ========      ========     =========      =========      ========     ========

         December 31, 1998        $ 19,249      $ 13,000     $      --      $ (10,107)     $ (6,831)    $ 15,311
                                  ========      ========     =========      =========      ========     ========

                               INDEX OF EXHIBITS



Exhibit
Number        Description
-------       -----------
   2.1        Agreement and Plan of Merger dated as of January 11, 1999
              by and among Bergen Brunswig Corporation, Peacock Merger
              Corporation and PharMerica, Inc. (incorporated by
              reference to Exhibit 2.1 to Form 8-K filed January 15,
              1999).
   3.1        Certificate of Incorporation of Choice Drug Systems, Inc.
              (incorporated by reference to Exhibit 3.1 to Form 10-Q
              for period ending August 30, 1995).
   3.2        Certificate of Ownership and Merger Merging Choice Mergoco, Inc.
              into Choice Drug Systems, Inc. (incorporated by reference to
              Exhibit 3.2 to Form 10-Q for period ending August 30, 1995).
   3.3        Certificate of Amendment (incorporated by reference to
              Exhibit A to the Company's Proxy Statement for Special
              Meeting of Stockholders on August 15, 1996).
   3.4        Certificate of Amendment to Certificate of Incorporation of
              Capstone Pharmacy Services, Inc. (incorporated by reference to
              Exhibit 3.1 to Form 8-K filed December 12, 1997).
   3.5        Bylaws of Choice Drug Systems, Inc. (incorporated by reference to Exhibit 3.3 to Form 10-Q for period ending August 30, 1995).
   4.1        Warrant to purchase shares of Common Stock dated January
              1, 1996, for the purchase of 75,000 shares of Common
              Stock (incorporated by reference to Exhibit 4.9 to the
              Company's Annual Report on Form 10-K for fiscal year
              ended December 31, 1996).
   4.2        Warrant to purchase shares of Common Stock dated December 20, 1995 for the purchase of 15,000 shares of Common Stock
              (incorporated by reference to Exhibit 4.10 to the Company's
              Annual Report on Form 10-K for fiscal year ended December 31,
              1996).
   4.3        Form of ACA Investors Warrant for purchase of 200,000
              shares of Common Stock (incorporated by reference to
              Exhibit 4.11 to the Company's Annual Report on Form 10-K
              for fiscal year ended December 31, 1996).
   4.4        Indenture dated March 31, 1998 related to 8 3/8% Senior
              Subordinated Notes (incorporated by reference to Exhibit
              4.9 to the Company's Registration Statement on Form S-4
              filed May 15, 1998).
   4.5        Stockholder Protection Rights Agreement dated August 13,
              1998 (incorporated by reference to Exhibit 4.1 to the
              Company's Form 8-K filed August 24, 1998).
   4.6        First Amendment to Stockholder Protection Rights
              Agreement dated as of January 11, 1999, between
              PharMerica, Inc. and Harris Trust and Savings Bank, as
              Rights Agent (incorporated by reference to Exhibit 4.1 to
              the Company's Form 8-K filed January 15, 1999).
  10.1        1995 Nonqualified Stock Option Plan for Directors of the
              Company (incorporated by reference to Exhibit A to
              Schedule 14A filed August 2, 1995).
  10.2        1995 Incentive and Nonqualified Stock Option Plan for Key
              Personnel and Directors of the Company (incorporated by
              reference to Exhibit B to Schedule 14A filed August 2,
              1995).
  10.3        Amendment to 1995 Incentive and Nonqualified Stock Option Plan
              for Key Personnel and Directors of the Company (incorporated by reference to Annex H to the Company's Registration Statement on
              Form S-4 (Reg. No. 333-28517)).
  10.4        Amended and Restated 1996 Employee Stock Purchase Plan
              (incorporated by reference to Annex K to the Company's
              Registration Statement on Form S-4 (Reg. No. 333-28517)).
  10.5        Non-Qualified Deferred Compensation Plan for Executives
              (incorporated by reference to Exhibit 4 to Form S-8 filed November
              21, 1997).


Exhibit
Number        Description
-------       -----------
  10.6        Adirondack Consulting Agreement dated June 25, 1996 (incorporated by reference to Exhibit 10.23 to Form 10-K for year ending December
              31, 1996).
  10.7        Agreement and Plan of Distribution by and among Beverly Enterprises,
              Inc., New Beverly Holdings, Inc. and the Company, dated April 15,
              1997 (incorporated by reference to Annex C to the Company's
              Registration Statement on Form S-4 (Reg. No. 333-28417)).
  10.8        Senior Subordinated Credit Agreement dated December 3,
              1997 by and between the Company and Chase Manhattan Bank,
              as Agent, and certain other banks (incorporated by
              reference to Exhibit 10.9 to the Company's 10-K filed on
              March 31, 1998).
  10.9        Preferred Provider Agreement by and among Beverly
              Enterprises, Inc. and the Company, dated December 3, 1997
              (incorporated by reference to Exhibit 10.10 to the
              Company's 10-K filed on March 31, 1998).
  10.10       Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.12 to the Company's 10-K filed on March 31, 1998).
  10.11       Form of Employment Agreement with Officers (incorporated by reference to Exhibit 10.13 to the Company's 10-K filed on March
              31, 1998).
  10.12       Purchase Agreement dated March 24, 1998 by and among
              PharMerica, Inc., the Guarantors, Donaldson, Lufkin &
              Jenrette Securities Corporation, Salomon Brothers Inc.,
              BancAmerica Robertson Stephens, Chase Securities Inc. and
              CIBC Oppenheimer Corp. (incorporated by reference to
              Exhibit 1 to the Company's Registration Statement on Form
              S-4/A filed June 22, 1998).
  10.13       Form of Employment Agreement with Officers (incorporated
              by reference to Exhibit 10.13 to the Company's Form 10-Q filed for the period ending September 30, 1998).
  10.14       Form of Separation and Change of Control Agreements with
              Officer (incorporated by reference to Exhibit 10.14 to
              the Company's Form 10-Q filed on November 17,1998).
  10.15       Form of Amendment of Employment Agreement with Officers
              (incorporated by reference to Exhibit 10.15 to the
              Company's Form 10-Q filed on November 17,1998).
  10.16       Form of Indemnification Agreement with Officers and
              Directors (incorporated by reference to Exhibit 10.16 to
              the Company's Form 10-Q filed on November 17, 1998).
  10.17       Asset Purchase Agreement dated August 19, 1998 by and
              between the Company, NIPSI and Integrated Health
              Services, Inc. (incorporated by reference to Exhibit 2 to
              the Company's Form 8-K filed September 3, 1998).
  10.18       Amended and Restated Credit Agreement dated December
              31,1998 among PharMerica, Inc., the Chase Manhattan Bank,
              as Agent, and certain other banks.
  10.19       Employment Agreement dated as of January ___, 1999 by and between
              Bergen Brunswig Corporation and C. Arnold Renschler, M.D.
  10.20       Agreement and Plan of Merger dated December 3, 1997 by and among
              Capstone Pharmacy Services, Inc. and Beverly Enterprises, Inc.
              (incorporated by reference to Exhibit 2.1 to the Company's
              Registration Statement on Form S-4 (Reg. No. 333-28517)).
    21        List of Subsidiaries.
  23.1        Consent of Arthur Andersen LLP
  23.2        Consent of Ernst & Young LLP
    27        Financial Data Schedule (for SEC use only).
    99        Safe Harbor Compliance Statement for Forward-Looking Statements


*Denotes a management contract or compensatory plan, contract or arrangement.